Form 10-Q
period 2008-08-31
Link Resources Inc.
filed 2008-10-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-153102

LINK RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0588402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

392 Acadia Drive S.E., Calgary, Alberta, Canada T2J 0A8
(Address of principal executive offices, including zip code)

403-230-0945
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,450,000 shares of common stock as of October 14, 2008

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated interim unaudited financial statements of Link Resources Inc. (the “Company”) for the three month period ended August 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of August 31, 2008 and May 31, 2008;

(b)	Consolidated Statements of Operations for three months ended August 31, 2008, and for the period from January 9, 2008 (Inception) to August 31, 2008.

(c)	Consolidated Statements of Cash Flows for the three months ended August 31, 2008, and for the period from January 9, 2008 (Inception) to August 31, 2008.

(d)	Condensed Notes to Financial Statements.

LINK RESOURCES INC.
(A Development Stage Company)
Balance Sheet
As at August 31, 2008

ASSETS
	August 31,	May 31,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$28,873	$47,768

TOTAL ASSETS	$28,873	$47,768

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES	$-	$-

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized,
3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	50,550	50,550
Deficit accumulated in the development stage	(25,127)	(6,232)

Total Stockholders' Equity	28,873	47,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,873	$47,768

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

		For the period
		of Inception,
	For the three	from Jan. 9,
	months ended	2008 through
	August 31,	August 31,
	2008	2008

Revenues	$-	$-

Costs and Expenses

Mineral Lease	4,196	9,196
Consulting	1,500	1,500
Professional Fees	13,156	13,156
Other General & Administrative	43	1,275

Total Expenses	18,895	25,127

Operating Loss	(18,895)	(25,127)

Net Income (Loss)	$(18,895)	$(25,127)

Basic and Dilutive net loss per share	(0.01)

Weighted average number of shares outstanding, basic and diluted	3,450,000

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the period
		of Inception,
	For the three	from Jan. 9,
	months ended	2008 through
	August 31,	August 31,
	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(18,895)	$(6,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable
Net Cash provided by (used by) Operating Activities	(18,895)	(6,232)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Stock	-	54,000
Net Cash provided by Financing Activities	-	54,000

NET INCREASE IN CASH	(18,895)	47,768

CASH AT BEGINNING OF PERIOD	47,768	-

CASH AT END OF PERIOD	$28,873	$47,768

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying condensed notes to interim financial statements.

Link Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
August 31, 2008

1.        Organization

Link Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada January 9, 2008.  The company was formed for mineral exploration in the United States.  The Company entered into a Mineral Lease Agreement on April 1, 2008 for 2 mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.

2.        Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to exploit or lease its mining claim described in the initial paragraph, or engage a working interest partner, in order to   eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 9, 2008. Since inception, the Company has incurred an operating loss of $25,127. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 9, 2008, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of August 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the period ended August 31, 2008:

Numerator:

Basic and diluted net loss per share:

Net Loss	$	(25,127)

Denominator

Basic and diluted weighted average number of shares outstanding		3,450,000

Basic and Diluted Net Loss Per Share		$(0.01)

3.        Capital Structure

During the period from inception through August 31, 2008, the Company entered into the following equity transactions:

April 30, 2008	Sold 1,950,000 shares of common stock at $.02 per share realizing $39,000.

April 30, 2008	Sold 1,500,000 shares of common stock at $.01 per share realizing $15,000.

As of August 31, 2008, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.

4.        Commitments

On April 1, 2008 the Company entered into an indefinite lease agreement with the owner of 2 mining claims situated in Pershing County Nevada, in an area known as the Goldbanks East Prospect. The agreement requires a royalty of 3 ½ % of net smelter returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on April 1st annually:

	Due
1st year	April 1, 2008	$5,000	Paid
2nd year	April 1, 2009	$5,000
3rd year	April 1, 2010	$10,000
4th year	April 1, 2011	$10,000
5th year	April 1, 2012	$25,000
Each year thereafter		$75,000	plus rate of inflation

In addition, Link Resources, Inc. is required by the agreement to pay mining claim maintenance or rental fees.

5.        Contingencies, Litigation

There are no loss contingencies or significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Item 2.     Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are an exploration stage company and have not yet generated or realized any revenues.

Background

We are in the business of mineral exploration.  On April 1, 2008, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Goldbanks East Prospect. These mineral claims are located in Section 20, Township 30 North, Range 39 East, Mt. Diablo Baseline & Meridian, Pershing County, Nevada, USA, owned by Timberwolf Minerals LTD. Our plan of operations is to conduct mineral exploration activities on the Goldbanks East Prospect in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold, silver, copper or any other valuable mineral.

We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims. After acquiring a lease on the Goldbanks East Prospect, we retained the services of Robert Thomas, a Professional Geologist.  Mr. Thomas prepared a geologic report for us on the mineral exploration potential of the claims.  Mr. Thomas has no direct or indirect interest and does not expect to receive an interest in any of the Goldbanks East Prospect claims. Included in this report is a recommended exploration program which consists of mapping, sampling, staking additional claims and drilling.

Market for Gold and Silver

The demand for gold and silver has created a bull market for both metals over the past several years. While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies. Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations. Contributing further to the increasing price of both gold and silver is the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities. We issued 1,500,000 shares of common stock on January 24, 2008 to Anthon Zaradic our president, chief financial officer and director. Mr. Zaradic acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We completed an offering of 1,950,000 shares of our common stock at a price of $0.02 per share to a total of thirty (36) purchasers on April 30, 2008.  The total amount we received from this offering was $39,000.  We completed the offering pursuant to Regulation S of the Securities Act.  Each purchaser represented to us that he/she was a non-US person as defined in Regulation S.

The following discussion provides information that management believes is relevant to an assessment and understanding of our operations and the consolidated financial condition and results of operations.

Our Operations

Our business plan is to proceed with the exploration of the Goldbanks East Prospect to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We began Phase I in May 2008. Four days were spent mapping and sampling the Goldbanks East Prospect, surrounding the GB#1 & #2 lode claims held under lease by Link Resources. The purpose of this work was to evaluate the mineral potential of both the GB#1-2 claims, and the surrounding area precious metal mineralization. Detailed geologic mapping and geochemical sampling indicate the presence of lithologic-controlled structure and epithermal high-grade gold-silver silica veins and vein intersections. Epithermal gold veins in the Goldbanks East property assay 0.1-0.9 oz/t gold and as high as 1.0 – 2.0 oz/t silver. Phase one was carried out by David A. Wolfe and the end cost of the work was $3,924.71.

We have begun work on Phase two of our exploration program which consists of staking additional claims in the area. We have requested that a report on which claims are available for staking and the associated costs be prepared by David Wolfe to determine which claims the company wishes to stake. The estimated staking costs as well as the associated filing fees and maintenance fees are $6,000. The company expects to have these additional claims staked in the next 30 days. The company currently has sufficient cash reserves to proceed with this phase of its exploration program.

In a follow up to Phase two the company plans to conduct some additional mapping and sampling of the additional claims staked in the area. This is expected to take place in late October to Early November of 2008, and the company expects to have results before the end of 2008. The estimated cost of this follow up to Phase two is $5,000 to $7,000. This work will be carried out by David Wolfe. The company currently has sufficient cash reserves to proceed with this stage of its exploration program.

If the results of Phase two are favorable, the company plans to move to Phase three of its exploration program which includes the drilling of 4,000 feet of Reverse Circulation holes, and includes the cost of assays as well as the cost of the supervising geologist, bonding, permitting and other associated expenses. This phase is expected to begin in the spring of 2009 and will be carried out under the supervision of David Wolfe and will cost approximately $147,000. We expect to have results of the Assays and a geologic report within two months of the start of drilling. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

If results are favorable leading up to the drilling of the property, the company will need to raise additional funds required to meet this and other capital needs.  Should the results leading up to the drilling of the property prove not to be sufficiently positive to proceed with a further exploration on the property, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of a Geologist, offer attractive mineral exploration opportunities.  However, we may not have sufficient financing to seek out and acquire other properties, and if we did have sufficient financing, it is possible that we would be unsuccessful in seeking out an acquiring alternative exploration properties.

During the exploration stage of the Goldbanks East Prospect, our President will be devoting approximately 10 hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more time of our president such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business.  However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

In the event that Link completes this exploration program and is successful in identifying a potential mineral deposit, we would have to spend substantial funds on additional drilling of the property and engineering studies before we would be able to determine if it’s a commercially viable mineral deposit.

We incurred operating expenses in the amount of $25,127 from inception on January 9, 2008 through the period ended August 31, 2008.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and other administrative expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.     Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form S-1 on August 20, 2008.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended August 31, 2008.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending August 31, 2008.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINK RESOURCES INC.

By:    /s/ Anthony Zaradic
         Anthony Zaradic, President,
         Chief Executive Officer and
         Chief Financial Officer Director

         Date: October 14, 2008