Form 10-Q
period 2008-11-30
Link Resources Inc.
filed 2009-01-08
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,450,000 shares of common stock as of January 8, 2009

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Link Resources Inc. (the “Company”) for the three month period ended November 30, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of November 30, 2008 and May 31, 2008;

(b)	Consolidated Statements of Operations for three months ended November 30, 2008, for the six months ended November 30, 2008 and for the period from January 9, 2008 (Inception) to November 30, 2008.

(c)	Consolidated Statements of Cash Flows for the three months ended November 30, 2008, for the six months ended November 30, 2008 and for the period from January 9, 2008 (Inception) to August 31, 2008.

(d)	Condensed Notes to Financial Statements.

LINK RESOURCES INC.
(A Development Stage Company)
Balance Sheet
As at November 30, 2008

ASSETS

	November 30,	May 31,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$12,637	$47,768

TOTAL ASSETS	$12,637	$47,768

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES	$-	$-

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	50,550	50,550
Deficit accumulated in the development stage	(41,363)	(6,232)

Total Stockholders' Equity	12,637	47,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,637	$47,768

See accompanying condensed notes to interim financial statements..

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the three	For the six	from Jan. 9,
	months ended	months ended	2008 through
	November 30,	November 30,	November 30,
	2008	2008	2008

Revenues	$-	$-	$-

Costs and Expenses

Mineral Lease	-	4,196	9,196
Consulting	886	2,386	2,386
Professional Fees	338	13,494	13,494
Stock Transfer Fees	15,000	15,000	15,000
Other General & Administrative	12	55	1,287

Total Expenses	16,236	35,131	41,363

Operating Loss	(16,236)	(35,131)	(41,363)

Net Income (Loss)	$(16,236)	$(35,131)	$(41,363)

Basic and Dilutive net loss per share	(0.00)	(0.01)

Weighted average number of shares outstanding, basic and diluted	3,450,000	3,450,000

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			of Inception,
	For the three	For the six	from Jan. 9,
	months ended	months ended	2007 through
	November 30,	November 30,	November 30,
	2008	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(16,236)	$(35,131)	$(41,363)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
(Increase) Decrease in accounts receivable
Net Cash provided by (used by) Operating Activities	(16,236)	(35,131)	(41,363)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Stock		-	54,000
Net Cash provided by Financing Activities	-	-	54,000

NET INCREASE IN CASH	(16,236)	(35,131)	12,637

CASH AT BEGINNING OF PERIOD	28,873	47,768	-

CASH AT END OF PERIOD	$12,637	$12,637	$12,637

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying condensed notes to interim financial statements.

Link Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
November 30, 2008

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 9, 2008. Since inception, the Company has incurred an operating loss of $41,363 The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 9, 2008, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of November 30, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended November 30, 2008:

Numerator:

Basic and diluted net loss per share:

Net Loss	$	(35,131)

Denominator

Basic and diluted weighted average number of shares outstanding		3,450,000

Basic and Diluted Net Loss Per Share		$(0.01)

3.        Capital Structure

During the period from inception through August 31, 2008, the Company entered into the following equity transactions:

April 30, 2008	Sold 1,950,000 shares of common stock at $.02 per share realizing $39,000.

April 30, 2008	Sold 1,500,000 shares of common stock at $.01 per share realizing $15,000.

As of November 30, 2008, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.

4.        Commitments

On April 1, 2008 the Company entered into an indefinite lease agreement with the owner of 2 mining claims situated in Pershing County Nevada, in an area known as the Goldbanks East Prospect. The agreement requires a royalty of 3 ½ % of net smelter returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on April 1st annually:

	Due
1st year	April 1, 2008	$5,000	Paid
2nd year	April 1, 2009	$5,000
3rd year	April 1, 2010	$10,000
4th year	April 1, 2011	$10,000
5th	April 1, 2012	$25,000
Each year thereafter		$75,000	plus rate of inflation

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

We have begun work on Phase two of our exploration program which consists of staking additional claims in the area. We have requested that a report on which claims are available for staking and the associated costs be prepared by David Wolfe to determine which claims the company wishes to stake. The estimated staking costs as well as the associated filing fees and maintenance fees are $6,000. The company expects to have these additional claims staked by spring 2009. The company currently has sufficient cash reserves to proceed with this phase of its exploration program.

In a follow up to Phase two the company plans to conduct some additional mapping and sampling of the additional claims staked in the area. This is expected to take place in late Spring of 2009. The estimated cost of this follow up to Phase two is $5,000 to $7,000. This work will be carried out by David Wolfe. The company currently has sufficient cash reserves to proceed with this stage of its exploration program.

If the results of Phase two are favorable, the company plans to move to Phase three of its exploration program which includes the drilling of 4,000 feet of Reverse Circulation holes, and includes the cost of assays as well as the cost of the supervising geologist, bonding, permitting and other associated expenses. This phase is expected to begin in the summer of 2009 and will be carried out under the supervision of David Wolfe and will cost approximately $147,000. We expect to have results of the Assays and a geologic report within two months of the start of drilling. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

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

We incurred operating expenses in the amount of $41,363 from inception on January 9, 2008 through the period ended November 30, 2008.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2008.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending November 30, 2008.

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

Date: January 8, 2009