Form 10-K
period 2008-05-31
Link Resources Inc.
filed 2009-06-30
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-153102

LINK RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0588402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

392 Acadia Drive S.E., Calgary
Alberta, Canada	T2J 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 403-230-0945

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	(Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $69,000.00 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in April, 2008. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,450,000 shares of common stock as of June 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Link" mean Link Resources Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

We were incorporated as Link Resources Inc. under the laws of Nevada on January 9, 2008. We are in the business of mineral exploration.  On April 1, 2008, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Goldbanks East Prospect. These mineral claims are located in Section 20, Township 30 North, Range 39 East, Mt. Diablo Baseline & Meridian, Pershing County, Nevada, USA, owned by Timberwolf Minerals LTD.

We are currently seeking other opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with a party to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Current Business

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with a party to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Employees

Currently our only employee is our sole director and officer. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 392 Acadia Drive S.E., Calgary, Alberta, T2J 0A8, Canada. Mr. Anthony Zaradic, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 26, 2009, the holders of a majority of our common stock, by written consent, approved and adopted an amendment to our Articles of Incorporation increasing our authorized capital stock from 75 million shares of common stock to 150 million shares of common stock and created a class of preferred stock in the amount of 10 million shares. Holders of 1,800,000 shares of common stock approved this shareholder action.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “LNKR.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 31, 2008. There have been no trades in our shares of common stock since October 31, 2008.

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of June 29, 2009, there were 37 holders of record  holding 3,450,000 shares of our issued and outstanding common stock.

Dividend Policy

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended May 31, 2009.

On June 15, 2009, we closed on a private placement to four accredited investors of convertible notes in the aggregate principal amount of $400,000 (the “Notes”).  The Notes bear interest at a rate of 2% per annum and are due and payable in full on June 15, 2010.  The Notes will automatically convert into shares of Series A Convertible Preferred Stock on a dollar for dollar basis on the date on which (i) our stockholders approve a Certificate of Amendment authorizing the creation of blank check preferred stock in the amount of 1,000,000 shares and such Certificate of Amendment is filed with the State of Nevada and (ii) the Certificate of Designations for the Series A Convertible Preferred Stock is filed with the State of Nevada.  Upon conversion, we will pay any outstanding interest on the Notes in cash to the holders.  In connection with the private placement of the Notes, we entered into a registration rights agreement with the holders of the Notes pursuant to which we gave such holders piggy-back registration rights with respect to the shares of common stock underlying the Series A Convertible Preferred Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations.  On April 1, 2008, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Goldbanks East Prospect. These mineral claims are located in Section 20, Township 30 North, Range 39 East, Mt. Diablo Baseline & Meridian, Pershing County, Nevada, USA, owned by Timberwolf Minerals LTD.

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with a party to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2009 which are included herein.

Our operating results for the year ended May 31, 2009 and the period ended January 9, 2008 (Inception) through May 31, 2008 are summarized as follows:

	Year Ended	Period Ended Jan. 9, 2008 (Inception) to
	May 31,	May 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	45,328	6,232
Net Loss	$45,328	$6,232

Revenues

We recently decided to terminate our lease agreement for our mineral claims, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the year ended May 31, 2009 and the period ended January 9, 2008 (Inception) to May 31, 2008 are outlined in the table below:

	Year Ended	Period Ended Jan. 9, 2008 (Inception) to
	May 31,	May 31,
	2009	2008

Mineral Lease	$9,196	$5,000
Consulting	2,921	-
Professional Fees	14,744	-
Stock Transfer Fees	17,737	-
Other General & Administrative	730	1,232
Total Expenses	$45,328	$6,232

Liquidity And Capital Resources

Working Capital

We anticipate that we will incur approximately $20,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to operate  our business.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $45,328 during the year ended May 31, 2009 and $6,232 during the period ended January 9, 2008 (Inception) to May 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended May 31, 2009 and the period ended January 9, 2008 (Inception) to May 31, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the year ended May 31, 2009 compared to cash from financing activities in the amount of $54,000 during the period ended January 9, 2008 (Inception) to May 31, 2008.

On June 15, 2009, we closed on a private placement to four accredited investors of convertible notes in the aggregate principal amount of $400,000 (the “Notes”).  The Notes bear interest at a rate of 2% per annum and are due and payable in full on June 15, 2010.  The Notes will automatically convert into shares of

Series A Convertible Preferred Stock on a dollar for dollar basis on the date on which (i) our stockholders approve a Certificate of Amendment authorizing the creation of blank check preferred stock in the amount of 1,000,000 shares and such Certificate of Amendment is filed with the State of Nevada and (ii) the Certificate of Designations for the Series A Convertible Preferred Stock  is filed with the State of Nevada.  Upon conversion, we will pay any outstanding interest on the Notes in cash to the holders.  In connection with the private placement of the Notes, we entered into a registration rights agreement with the holders of the Notes pursuant to which we gave such holders piggy-back registration rights with respect to the shares of common stock underlying the Series A Convertible Preferred Stock.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity or debt financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2009, our company has accumulated losses of $51,560 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares or debt financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. Also, long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Our company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Our company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. Our company will assess the impact of FAS 141R in the event it enters into a business combination for which the expected acquisition date is subsequent to the required effective date.

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, the non-controlling interest will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted. Our company has reviewed the standards of FAS 160 and has concluded that it will not have any effect on its financial statements.

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for our company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. Our company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for our company would be the fiscal year beginning September 1, 2008. Our company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LINK RESOURCES INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Link Resources, Inc.
Reno, Nevada

I have audited the accompanying balance sheet of Link Resources Inc. as of May 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2009 and the period January 9, 2008 (Inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered an initial loss and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Link Resources Inc. as of May 31, 2009 and 2008 and the results of its operations, its stockholders’ equity and its cash flows for the year ended May 31, 2009 and the period  January 9, 2008 (Inception) to May 31, 2008, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
June 26, 2009

LINK RESOURCES INC.
(A Development Stage Company)
Balance Sheet
as at May 31,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and Cash Equivalents	$2,440	$47,768

TOTAL ASSETS	$2,440	$47,768

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES	$-	$-

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized,
3,450,000 shares issued and outstanding at May 31, 2009 and 2008	3,450	3,450
Additional paid-in capital	50,550	50,550
Deficit accumulated in the development stage	(51,560)	(6,232)

Total Stockholders' Equity	2,440	47,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,440	$47,768

The accompanying notes are an integral part of these financial statements

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Operations

		For the period	For the period
	For the year	from Jan. 9, 2008	from Jan. 9, 2008
	ended	(Inception) through	(Inception) through
	May 31,	May 31,	May 31,
	2009	2008	2009

Revenues	$-	$-	$-

Costs and Expenses

Mineral Lease	9,196	5,000	14,196
Consulting	2,921	-	2,921
Professional Fees	14,744	-	14,744
Stock Transfer Fees	17,737	-	17,737
Other General & Administrative	730	1,232	1,962

Total Expenses	45,328	6,232	51,560

Operating Loss	(45,328)	6,232	(51,560)

Net Income (Loss)	$(45,328)	$(6,232)	$(51,560)

Basic and Dilutive net loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding, basic and diluted	3,450,000	747,902

The accompanying notes are an integral part of these financial statements

LINK RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

		For the period	For the period
	For the year	from Jan. 9, 2008	from Jan. 9, 2008
	ended	(Inception) through	(Inception) through
	May 31,	May 31,	May 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(45,328)	$(6,232)	$(51,560)

Net Cash provided by (used by)
Operating Activities	(45,328)	(6,232)	(51,560)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	54,000	54,000
	-	54,000	54,000

NET INCREASE IN CASH	(45,328)	47,768	2,440

CASH AT BEGINNING OF PERIOD	47,768	-	-

CASH AT END OF PERIOD	$2,440	$47,768	$2,440

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the year ended May 31, 2009

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at January 9, 2008	-	$-	$-	$-	$-
Common stock issued for cash in
April 30, 2008 at $0.02 per share	1,950,000	1,950	37,050		39,000
Common stock issued for cash in
April 30, 2008 at $0.01 per share	1,500,000	1,500	13,500		15,000
Net loss, period ended May 31, 2008				(6,232)	(6,232)

Balances at May 31, 2008	3,450,000	$3,450	$50,550	$(6,232)	$47,768

Net loss, year ended May 31, 2009				(45,328)	(45,328)

Balances at May 31, 2009	3,450,000	$3,450	$50,550	$(51,560)	$2,440

The accompanying notes are an integral part of these financial statements

Link Resources, Inc.
(A Developmental Stage Company)
Notes to the Financial Statements
May 31, 2009

1.    Basis of Presentation and Nature of Operations

Organization

Link Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 9, 2008. The Company’s principal offices are in Calgary, Alberta, Canada.

Exploration Stage Activities

The Company has been in the exploration state since its formation and has not yet realized any revenues from its planned operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.  The Company entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 9, 2008. Since inception, the Company has incurred an operating loss of $51,560 The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 9, 2008, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of May 31, 2009.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended May 31, 2009 and the period January 9, 2008 (Inception) to May 31, 2008:

Numerator

Basic and diluted net loss per share:	2009	2008

Net Loss	$(45,328)	$(6,232)

Denominator

Basic and diluted weighted average number of shares outstanding	3,450,000	747,902

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

3.    Capital Structure

During the period from January 9, 2008 (Inception) through May 31, 2009, the Company entered into the following equity transactions:

April 30, 2008	Sold 1,950,000 shares of common stock at $.02 per share realizing $39,000.

April 30, 2008	Sold 1,500,000 shares of common stock at $.01 per share realizing $15,000.

As of May 31, 2009, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.

4.    Commitments

On April 1, 2008 the Company entered into an indefinite lease agreement with the owner of 2 mining claims situated in Pershing County, Nevada, in an area known as the Goldbanks East Prospect. The agreement requires a royalty of 3 ½ % of net smelter returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on April 1st annually.  Financial commitment for the following five years:

	Due

3rd year of lease	April 1, 2010	$10,000
4th year of lease	April 1, 2011	$10,000
5th year of lease	April 1, 2012	$25,000
6th year of lease	April 1, 2013	$75,000
7th year of lease	April 1, 2014	$75,000

		$195,000

An inflation factor is added to the lease fee in the 6th and subsequent years. In addition, the Company is required by the agreement to pay mining claim maintenance and/or rental fees.

5.    Contingencies, Litigation

There are no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.  Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge or any threatened or pending litigation against them or any of the officers of directors.

6.    Subsequent Event

On June 15, 2009 the Company closed on a private placement to four accredited investors of convertible notes (the “Notes”) in the aggregate principal amount of $400,000.  The Notes bear interest at a rate of 2% per annum and are due and payable in full on June 15, 2010.  The Notes are automatically converted to Series A Convertible Preferred Stock on a dollar for dollar basis, on the date on which (i) the Company’s stockholders approve a Certificate of Amendment authorizing the creation of blank check preferred stock in the amount of 1,000,000 shares and such Certificate of Amendment is filed with the State of Nevada and (ii) the Certificate of Designations for the Series A Convertible Preferred Stock is filed with the State of Nevada.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of June 29, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Anthony Zaradic	President, Secretary, Treasurer and a Director	32	Inception

Anthony Zaradic.  Mr. Zaradic is our CEO, CFO, President, Secretary, Treasurer and sole director. Mr. Zaradic has extensive experience in the geophysical data management field. Following receipt of a Network Technician Diploma from CDI College of Business and Technology in June of 2001 Mr. Zaradic worked for Paradigm Geophysical (formerly Core Lab RTD) as an operator. In 2004, Mr. Zaradic became an Archiving Technician for Copyseis Ltd., a Seismic data storage and archive/data warehouse. Since 2005 Mr. Zaradic has worked as a Geophysical Technician for Divestco Inc. (Formerly Geo-X Processing) a seismic signal processing, seismic software development and seismic data brokerage company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Audit Committee

The function of the Audit Committee is performed by our Board of Directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.       EXECUTIVE COMPENSATION.

Since inception we have never paid to our existing officers any salary or consulting fees.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through  May 31, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Zaradic. Generally, Mr. Zaradic provides his services on a part-time basis without compensation. Mr. Zaradic has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

Change of Control

There is no compensatory plan or arrangement with respect to any executive officer which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 29, 2009, there were 3,450,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)

Common Stock	Anthony Zaradic 392 Acadia Drive S.E. Calgary, Alberta T2J 0A8	1,500,000	43.47%

Common Stock	Directors and Officers as a group	1,500,000	43.47%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 3,450,000 shares of common stock issued and outstanding as of June 29, 2009.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Anthony Zaradic, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended May 31, 2009 and May 31, 2008 for professional services rendered by John Kinross-Kennedy, C.P.A., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2009	Period January 9, 2008 (Inception) to May 31, 2008
Audit Fees and Audit Related Fees	$2,300	$1,500
Tax Fees	-	-
All Other Fees	-	-
Total	$2,300	$1,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, C.P.A. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, C.P.A.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on August 20, 2008)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on August 20, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINK RESOURCES INC.

By	/s/ Anthony Zaradic
Anthony Zaradic
President, Secretary, Treasurer, Chief Executive Officer

Date:	June 30, 2009