Form 10-Q
period 2009-08-31
Link Resources Inc.
filed 2009-10-15
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2009

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,450,000 shares of common stock as of October 15, 2009

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Link Resources Inc. (the “Company”) for the three month period ended August 31, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009;

(b)	Consolidated Statements of Operations for the three months August 31, 2009, for the three months ended August 31, 2008 and for the period from January 9, 2008 (Inception) to August 31, 2009.

(c)	Consolidated Statements of Cash Flows for the three months ended August 31, 2009, for the three months ended August 31, 2008 and for the period from January 9, 2008 (Inception) to August 31, 2009.

(d)	Condensed Notes to Financial Statements.

LINK RESOURCES INC.
(A Development Stage Company)
Balance Sheet
(Unaudited)

ASSETS

	August 31,	May 31,
	2009	2009

CURRENT ASSETS
Cash and Cash Equivalents	$27,653	$2,440

TOTAL ASSETS	$27,653	$2,440

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accrued Interest	1,688
Notes Payable	$400,000	$-

	401,688

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	50,550	50,550
Deficit accumulated in the development stage	(428,035)	(51,560)

Total Stockholders' Equity	(374,035)	2,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,653	$2,440

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of inception
			from Jan. 9,
	For the Three Months		2008 through
	ended August 31,		August 31,
	2009	2008	2009

Revenues	$-	$-	$-

Costs and Expenses

Mineral Lease	-	4,196	14,196
Consulting	-	1,500	2,921
Professional Fees	354,156	13,156	368,900
Due Diligence Costs	20,000	-	20,000
Stock Transfer Fees	400	-	18,137
Other General & Administrative	231	43	2,193

Total Expenses	374,787	18,895	426,347

Operating Loss	(374,787)	18,895	(426,347)

Net Income (Loss)	(374,787)	18,895	(426,347)

Other Expense
Interest	(1,688)	-	(1,688)

Net Income (Loss)	$(376,475)	$18,895	$(428,035)

Basic and Dilutive net loss per share	(0.11)	0.01

Weighted average number of shares outstanding, basic and diluted	3,450,000	3,450,000

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the period
			of Inception,
	For the three months		from Jan. 9,
	ended		2008 through
	August 31,		August 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(376,475)	$(18,895)	$(426,347)
Change in operating assets and liabilities:
Accrued Interest	1,688	-	-
Net Cash provided by (used by)
Operating Activities	(374,787)	(18,895)	(426,347)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES		-
Issue of Common stock for cash	-	-	54,000
Proceeds of Note Payable	400,000	-	400,000
	400,000	-	454,000

NET INCREASE IN CASH	25,213	(18,895)	27,653

CASH AT BEGINNING OF PERIOD	2,440	47,768	-

CASH AT END OF PERIOD	$27,653	$28,873	$27,653

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying condensed notes to interim financial statements.

Link Resources, Inc.
(A Developmental Stage Company)
Notes to the Financial Statements
August 31, 2009

1.	Basis of Presentation and Nature of Operations

The interim financial statements as of and for the three months ended August 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s May 31, 2009 report.   The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the three month period ended August 31, 2009 are not necessarily indicative of results for the entire year ending May 31, 2010.

Organization

Link Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada January 9, 2008. The Company’s principal offices are in Calgary, Alberta, Canada.

Exploration Stage Activities

The company was in the exploration stage since its formation and did not yet realized any revenues from its planned operations. The Company entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.  The Company terminated the lease on July 7, 2009.

Merger Activities

The Company engaged in an ongoing search for suitable business opportunities during the first quarter, involving potential merger. Short term bridge loans totaling $400,000 were obtained in June 2009 to defray professional fees and due diligence costs.

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

Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 9, 2008. Since inception, the Company has incurred an operating loss of $428,035. The Company’s working capital has been generated through the sales of common stock and borrowings.  Management has provided financial data since January 9, 2008, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended August 31, 2009 and  2008:

Numerator

Basic and diluted net loss per share:	2009		2008

Net Loss	$	(376,475)	$18,895

Denominator

Basic and diluted weighted average number of shares outstanding		3,450,000	3,450,000

Basic and Diluted Net Loss Per Share		$(0.11)	$0.01

3.     Capital Structure

During the period from inception through August 31, 2009, the Company entered into the following equity transactions:

April 30, 2008	Sold 1,950,000 shares of common stock at $.02 per share realizing $39,000.

April 30, 2008	Sold 1,500,000 shares of common stock at $.01 per share realizing $15,000.

As of August 31, 2009, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.

4.	Notes Payable

In June 2009 the Company issued four promissory notes for an aggregate of $400,000. The  funds had been raised previously on the Company’s behalf by counsel in a private placement and held in trust accounts.  Funds were expended from the trusts for professional fees and due diligence related to an ongoing search for suitable business opportunities, anticipating merger.   In June 2009 the Company assumed responsibility for the fees and due diligence costs.

The promissory notes bear interest at 2% per annum, compounded each July 15 and January 15, and are due and payable June 15, 2010.  The notes are mandatorily convertible into common stock upon a change in control at the rate of one common share for each two dollars converted.

5.    Commitments

On April 1, 2008 the Company entered into an indefinite lease agreement with the owner of 2 mining claims   The Company terminated the lease on July 7, 2009.

6.    Contingencies, Litigation

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

Background

We were incorporated as Link Resources Inc. under the laws of Nevada on January 9, 2008. We are in the business of mineral exploration.  On April 1, 2008, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Goldbanks East Prospect. These mineral claims are located in Section 20, Township 30 North, Range 39 East, Mt. Diablo Baseline & Meridian, Pershing County, Nevada, USA, owned by Timberwolf Minerals LTD. We cancelled the Mineral Lease Agreement with Timberwolf Minerals, LTD on July 7, 2009.

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

In June 2009 we issued four promissory notes for an aggregate of $400,000. The funds had been raised previously on our behalf by counsel in a private placement and held in trust accounts.  Funds were expended from the trusts for professional fees and due diligence related to an ongoing search for suitable business opportunities, anticipating merger.   In June 2009 we assumed responsibility for the fees and due diligence costs.

The promissory notes bear interest at 2% per annum, compounded each July 15 and January 15, and are due and payable June 15, 2010.  The notes are mandatorily convertible into common stock upon a change in control at the rate of one common share for each two dollars converted.

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

We incurred operating expenses in the amount of $426,347 from inception on January 9, 2008 through the period ended August 31, 2009.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and due diligence related to an ongoing search for suitable business opportunities, and other administrative expenses.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, our President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of our“disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities

In June 2009 we issued four promissory notes for an aggregate of $400,000.  The promissory notes bear interest at 2% per annum, compounded each July 15 and January 15, and are due and payable June 15, 2010.  The notes are mandatorily convertible into common stock upon a change in control at the rate of one common share for each two dollars converted.   In connection with the offer and sale of securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

On May 26, 2009 pursuant to a written consent of a majority of holders of our common stock, our stockholders approved an amendment to our articles of incorporation increasing the authorized number of shares of common stock from 75,000,000 shares to 150,000,000 shares and authorizing the creation of 10,000,000 shares of blank check preferred stock.

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

Date: October 15, 2009