Form 10-Q
period 2009-11-30
Link Resources Inc.
filed 2010-01-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-53401

Link Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0588402 (I.R.S. Employer Identification No.)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):  +86(535)-685-7928

392 Acadia Drive S.E., Calgary, Alberta, Canada T2J 0A8
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

As of January 4, 2010, there were 3,450,000 shares of company common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.                 Financial Statements

The following consolidated interim unaudited financial statements of Link Resources Inc., a Nevada corporation (the “Company”) for the three month period ended November 30, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009;

(b)
Consolidated Statements of Operations for three months November 30, 2009 and 2008, for the six months ended November 30, 2009 and 2008, and for the period from January 9, 2008 (Inception) to November 30, 2009.

(c)
Consolidated Statements of Cash Flows for the three months ended November 30, 2009 and 2008, for the six months ended November 30, 2009 and 2008, and for the period from January 9, 2008 (Inception) to November 30, 2009.

(d)	Condensed Notes to Financial Statements.

LINK RESOURCES INC.
(A Development Stage Company)
Balance Sheet

(Unaudited)

	November 30,	May 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,784	$2,440
Trust funds	26,737	-

TOTAL ASSETS	$28,521	$2,440

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accrued Interest	$3,683	$-
Notes Payable	-	-

	3,683	-

NON-CURRENT LIABILITIES
Note Payable	400,000	-

Commitments and contingencies (Note 4)

TOTAL LIABILITIES	403,683	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	56,520	50,550
Deficit accumulated in the development stage	(435,132)	(51,560)

Total Stockholders' Equity (Deficit)	(375,162)	2,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,521	$2,440

See accompanying condensed notes to interim financial statements..

LINK RESOURCES INC.
(A Development Stage Company)
Statement of Operations

(Unaudited)

					For the period
					of inception
					from Jan. 9,
	For the Three Months		For the Six Months		2008 through
	ended November 30,		ended November 30,		November 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Mineral Lease	-	-	-	4,196	14,196
Consulting	1,483	886	1,483	2,386	4,404
Professional Fees	1,800	338	355,706	13,494	370,700
Due Diligence Costs	-	-	20,000	-	20,000
Stock Transfer Fees	800	15,000	1,200	15,000	18,937
Other General & Administrative	1,019	12	1,500	55	3,212

Total Expenses	5,102	16,236	379,889	35,131	431,449

Operating Loss	(5,102)	(16,236)	(379,889)	(35,131)	(431,449)

Net Income (Loss)	(5,102)	(16,236)	(379,889)	(35,131)	(431,449)

Other Expense
Interese	(1,995)	-	(3,683)	-	(3,683)

Net Income (Loss)	$(7,097)	$(16,236)	$(383,572)	$(35,131)	$(435,132)

Basic and Dilutive net loss per share	(0.00)	(0.00)	(0.11)	(0.01)

Weighted average number of shares outstanding, basic and diluted	3,450,000	3,450,000	3,450,000	3,450,000

See accompanying condensed notes to interim financial statements.

LINK RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows

(Unaudited)

					For the period
					of Inception,
	For the three months		For the six months		from Jan. 9,
	ended		ended		2008 through
	November 30,		November 30,		November 30,
	2009	2008	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(7,095)	$(35,131)	$(383,572)	$(35,131)	$(435,132)
Change in operating assets and liabilities:
Accrued Interest	1,995	-	3,683	-	3,683
Net Cash provided by (used by)
Operating Activities	(5,100)	(35,131)	(379,889)	(35,131)	(431,449)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of Common stock for cash	-	-	-	-	54,000
Proceeds of Note Payable	-	-	400,000	-	400,000
Contributred Capital	5,970	-	5,970	-	5,970
Net Cash provided by Financing Activities	5,970	-	405,970	-	459,970

NET INCREASE IN CASH	870	(35,131)	26,081	(35,131)	28,521

CASH AT BEGINNING OF PERIOD	27,651	47,768	2,440	47,768	-

CASH AT END OF PERIOD	$28,521	$12,637	$28,521	$12,637	$28,521

CASH PAID FOR:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

See accompanying condensed notes to interim financial statements.

Link Resources, Inc.
(A Developmental Stage Company)
Notes to the Financial Statements
November 30, 2009

1.	Basis of Presentation and Nature of Operations

The interim financial statements as of and for the six months ended November 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s May 31, 2009 annual report.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the six month period ended November 30, 2009 are not necessarily indicative of results for the entire year ending May 31, 2010.

Organization

Link Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada January 9, 2008. The Company’s principal offices are in Calgary, Alberta, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.  The Company terminated the lease on July 7, 2009.

Merger Activities

The Company engaged in an ongoing search for suitable business opportunities during the first six months of the fiscal year, involving potential merger. Short term bridge loans totaling $400,000 were obtained in June 2009 to defray professional fees and due diligence costs.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to find a suitable business opportunity as described in the initial paragraph, or to engage a working interest partner, in order to eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 9, 2008. Since inception, the Company has incurred an operating loss of $435,132. The Company’s working capital has been generated through the sales of common stock and borrowings.  Management has provided financial data since January 9, 2008, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of November 30, 2009

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended November 30, 2009 and 2008:

Numerator

Basic and diluted net loss per share:	2009	2008

Net Loss	$ (383,572)	$(35,131)

Denominator

Basic and diluted weighted average number of shares outstanding	3,450,000	3,450,000

Basic and Diluted Net Loss Per Share	$(0.11)	$(0.01)

3.	Capital Structure

During the period from inception through November 30, 2009, the Company entered into the following equity transactions:

April 30, 2008	Sold 1,950,000 shares of common stock at $.02 per share realizing $39,000.

April 30, 2008	Sold 1,500,000 shares of common stock at $.01 per share realizing $15,000.

Sep. - Nov. 2009	Contributed Capital $5,970

As of November 30, 2009, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.  The number of authorized shares was subsequently increased (see Note 7).

4.	Notes Payable

In June 2009 the Company issued four promissory notes for an aggregate of $400,000.  The funds had been raised previously on the Company’s behalf by counsel in a private placement and held in trust accounts.  Funds were expended from the trusts for professional fees and due diligence related to an ongoing search for suitable business opportunities, anticipating merger. In June 2009, the Company assumed responsibility for the fees and due diligence costs.

The promissory notes bear interest at 2% per annum, compounded each July 15 and January 15, and are due and payable June 15, 2010.  The notes are mandatorily convertible into common stock upon a change in control at the rate of one common share for each two dollars converted.  Such change of control occurred in January 2010 (see Note 7).

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

7.	Subsequent Events

(a)      On October 1, 2009, the Company reported that its shareholders had approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended, to: (i) increase the authorized number of shares of common stock par value $.001 from 75,000,000 shares to 150,000,000 shares; and (ii) authorize the creation of 10,000,000 shares of blank check preferred stock.  On December 9, 2009, the Company effected the Amendment, filing its Certificate of Amendment with the Nevada Secretary of State.  On December 14, 2009, the Company received a certified copy of the filed Certificate of Amendment.

(b)      On January 5, 2010, the Company completed a share exchange transaction (the “Share Exchange”) and concurrent US$12 million private placement (the “Private Placement”) pursuant to which it acquired the parent company of Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”).  Based in Yantai, Shandong Province, China, Bohai is engaged in the production, manufacturing and distribution of traditional Chinese herbal medicines, including capsules and other products, in China.

In the Share Exchange, the shareholders of Chance High International Limited, Bohai’s indirect parent company organized in the British Virgin Islands (“Chance High”), exchanged all of their Chance High equity for 13,162,500 newly issued shares of the Company, representing approximately 81% of the outstanding shares of Company common stock prior to the Private Placement.  As a result of the Share Exchange, Chance High became a directly held, wholly-owned subsidiary of the Company.  Also as a result of the Share Exchange, a change of control of the Company for purposes of the Company’s promissory notes described in Note 4 above occurred and such notes were converted as a result into an aggregate of 200,000 shares of common stock of the Company.

As part of the share exchange transaction, the Company’s sole director and officer, Anthony Zaradic, resigned and Hongwei Qu, Bohai’s Executive Director, was appointed President, Chief Executive Officer and interim Chief Financial Officer of the Company as well as, effective January 16, 2010, the Company’s sole director.

In the Private Placement, the Company issued 6,000,000 units at $2.00 per unit, resulting in gross proceeds of $12,000,000.  Net proceeds to the Company were approximately $9,700,000, which will be utilized to support the business of Bohai.  Each unit consists of a $2.00 principal amount, two year convertible note and a three year warrant to purchase one share of Company common stock at $2.40 per share, subject to certain conditions.

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION FOR THE QUARTER ENDED NOVEMBER 30, 2009 SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

In addition, readers are advised that, subsequent to November 30, 2009, the Company engaged in the Share Exchange and Private Placement described in Note 7 to the accompanying financial statements; therefore, the discussion of the Company for the quarter ended November 30, 2009 set forth below is not indicative of the Company’s current business.

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

Background

We were incorporated as Link Resources Inc. under the laws of Nevada on January 9, 2008. We are in the business of mineral exploration.  On April 1, 2008, we entered in a Mineral Lease Agreement whereby we leased from Timberwolf Minerals, LTD a total of two (2) unpatented lode mining claims in the State of Nevada which we refer to as the Goldbanks East Prospect. These mineral claims are located in Section 20, Township 30 North, Range 39 East, Mt. Diablo Baseline & Meridian, Pershing County, Nevada, USA, owned by Timberwolf Minerals LTD. Link Resources Inc. cancelled the Mineral Lease Agreement with Timberwolf Minerals, LTD on July 7, 2009.

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

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities. We issued 1,500,000 shares of common stock on January 24, 2008 to Anthon Zaradic, our president, chief financial officer and director. Mr. Zaradic acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

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

We incurred operating expenses in the amount of $431,449 from inception on January 9, 2008 through the period ended November 30, 2009.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and due diligence related to an ongoing search for suitable business opportunities, and other administrative expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.               Controls and Procedures.

As of the end of the period covered by this Report, the Company’s then President, and principal financial officer, Anthony Zaradic (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Item 4(t).	Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending November 30, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)
32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

*           A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINK RESOURCES INC.

Date: January 14, 2010	By:	/s/ Hongwei Qu
Hongwei Qu, President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive and Financial Officer)