Form 10-Q
period 2009-12-31
Bohai Pharmaceuticals Group, Inc.
filed 2010-02-16
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0588402
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd.
No. 9 Daxin Road, Zhifu District
Yantai, Shandong Province, China	264000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):  +86(535)-685-7928

Link Resources, Inc.
392 Acadia Drive S.E., Calgary, Alberta, Canada T2J 0A8
Former fiscal year: May 31 fiscal year end
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☒

As of February 16, 2010, there were 16,250,000 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2009 (audited) and December 31, 2009	1

	Condensed Consolidated Statements of Income for three months ended December 31, 2008 and 2009, and for the six months ended December 31, 2008 and 2009	2

	Condensed Consolidated Statements of Cash Flows for three months ended December 31, 2008 and 2009, and for the six months ended December 31, 2008 and 2009.	3

	Notes to Condensed and Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4(T).	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 6.	Exhibits	27

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our management’s interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to generate commercial viability and acceptance of our products;

•	our anticipated future sales and profitability;

•	our future financing plans;

•	our anticipated needs for working capital;

•	our growth strategies, including future product offerings;

•	the anticipated trends in our industry;

•	our ability to expand our marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China; and

•	competition existing today or that will likely arise in the future.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our operations.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Current Report on Form 8-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact occur.

Potential purchasers of our common stock or other securities should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

		As of	As of
		December 31,	June 30,
	Notes	2009	2009
		(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents		7,892,908	2,493,510
Accounts receivable		11,781,363	11,096,866
Other receivables and prepayments	4	13,174,158	14,458,800
Inventories	5	772,504	307,834

Total current assets		33,620,933	28,357,010

Non-current assets
Property, plant and equipment, net	7	8,021,881	8,149,279
Intangible assets	6	17,322,336	17,298,720

Total non-current assets		25,344,217	25,447,999

TOTAL ASSETS		58,965,150	53,805,009

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	8	4,393,665	5,860,000
Notes payable	9	400,000	400,000
Accounts payable		755,058	971,208
Other accrued liabilities	10	13,270,358	12,339,355
Income taxes payable		1,077,801	677,666

Total current liabilities		19,896,882	20,248,229

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 150,000,000 shares authorized, 3,450,000 shares issued and outstanding	15	3,450	3,450
Additional paid-in capital	15	2,974,520	2,974,520
Capital reserve		5,836,000	5,836,000
Accumulated other comprehensive income		539,492	490,931
Statutory reserves	16	2,748,446	2,201,811
Retained earnings		26,966,360	22,050,068
Total stockholders’ equity		39,068,268	33,556,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		58,965,150	53,805,009

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENEDED AND SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2009	2008	2009	2008
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$	$	$	$

Sales		17,118,645	12,026,457	31,299,817	23,439,129

Less: Sales Tax		(272,342)	(197,091)	(499,500)	(380,922)

Net sales		16,846,303	11,829,366	30,800,317	23,058,207

Cost of sales		(2,662,427)	(1,996,467)	(4,879,940)	(3,960,866)

Gross profit		14,183,876	9,832,899	25,920,377	19,097,341

Selling, general and administrative expenses	11	(9,813,217)	(7,494,180)	(19,069,289)	(14,069,386)

Interest expenses	12	(51,814)	(50,293)	(149,594)	(101,029)

Operating income		4,318,845	2,288,426	6,701,494	4,926,926

Non-operating income		40,322	-	20,125	-

Non-operating costs		(23,738)	(35)	(29,003)	(67)

Income before taxes		4,335,429	2,288,391	6,692,616	4,926,859

Income taxes	13	(1,057,890)	(203,764)	(1,613,261)	(804,085)

Net income		3,277,539	2,084,627	5,079,355	4,122,774

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Stated in US Dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Cash flows from operating activities
Net income	3,277,539	2,084,627	5,079,355	4,998,294
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	258,145	213,912	341,868	284,387
Loss on disposals of property, plant and equipment	(2,947)	-	3,655	-
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	(816,265)	37,780	(684,497)	(227,100)
Decrease/(increase) other receivables and prepayments	748,460	(1,069,253)	1,257,905	(1,797,462)
(Increase)/decrease in inventories	(333,876)	352,088	(464,670)	342,352
(Decrease)/increase) in accounts payable	(92,506)	(1,409,969)	(216,150)	(1,660,070)
Increase/(decrease) in accrued liabilities	518,579	(3,416,156)	930,686	(3,958,945)
(Decrease)/increase in income taxes payable	521,986	(395,732)	400,135	(394,092)

Net cash provided by/ (used in) operating activities	4,079,115	(3,602,703)	6,648,287	(2,412,636)

Cash flows from investing activities
Contributed capital	5,970	-	5,970	-
Proceeds of note payable	400,000	-	400,000	-
Proceeds from disposals of property, plant and equipment	2,925	-	2,925	-
Purchases of property, plant and equipment	(232,398)	(321,548)	(238,431)	-321,548

Net cash provided by/(used in) investing activities	176,497	(321,548)	170,464	(321,548)
				-
Cash flows from financing activities
Proceeds of borrowings	2,200,500	3,080,700	3,073,365	3,080,700
Repayment of borrowings	(3,661,300)	(586,800)	(4,541,500)	(586,800)

Net cash (used in)/provided by financing activities	(1,460,800)	2,493,900	(1,468,135)	2,493,900

Net increase/(decrease) in cash and cash equivalents	2,794,812	(1,430,351)	5,350,616	(240,284)
Effect of foreign currency translation on cash and cash equivalents	34,291	113,985	48,782	204,086

Cash and cash equivalents at beginning of period	5,132,387	2,109,218	2,493,510	829,050

Cash and cash equivalents at end of period	7,892,908	792,852	7,892,908	792,852

                            See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (formerly known as Link Resources, Inc.) was incorporated under the laws of the State of Nevada on January 9, 2008.  Until January 5, 2010, its principal office was located in Calgary, Alberta, Canada.  The Company was a public “shell” company in the exploration stage since its formation and had not yet realized any revenues from its planned operations.  The Company entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.  The Company terminated the lease on July 7, 2009.

Pursuant to a Share Exchange Agreement, dated January 5, 2010 (the “Share Exchange Agreement” and the transactions contemplated thereby, the “Share Exchange”), the Company acquired Chance High International Limited, a British Virgin Islands company (“Chance High”) from Chance High’s shareholders (the “Chance High Shareholders”) and, as a result, acquired Chance High’s indirect, controlled subsidiary, Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”), a Chinese company engaged the production, manufacturing and distribution in the People’s Republic of China (“China” or “the PRC”) of herbal medicines, including capsules and other products, based on traditional Chinese medicine.  The closing of the Share Exchange (the “Closing”) took place on January 5, 2010 (the “Closing Date”).

On the Closing Date, pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, the Company issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share (the “Common Stock”).  In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

Chance High owns 100% of the issued and outstanding capital stock of the Yantai Shencaojishi Pharmaceuticals Co., Ltd., a Chinese wholly-owned foreign enterprise (“WOFE”).  On December 7, 2009, WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President (“Qu”), pursuant to which WOFE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  Chance High, WOFE and Bohai are referred to herein collectively as the “Group”.

The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WOFE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for WOFE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WOFE’s rights to control and operate Bohai, Bohai’s shareholders granted WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.  As all of the companies in the Group are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.  The Company has consolidated Bohai’s operating results, assets and liabilities within its financial statements.

2.	BASIS OF PRESENTATION

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes.  Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Group, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying financial statements reflect necessary adjustments not recorded in the books of account of the Group to present them in conformity with US GAAP.

The interim financial statements as of and for the six months ended December 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and consolidation

The condensed consolidated financial statements are prepared on the basis with assumption the Share Exchange was undergone at the beginning of July 1, 2008.  The historical condensed consolidated financial statements of the Group will be those of Bohai Pharmaceuticals Group, Inc. and of the consolidated entities from the July 1, 2008, the deemed date of Share Exchange, and subsequent.  The consolidated financial statements for the Company for the six months ended December 31, 2009 and 2008, include the financial statements of Chance High, and its wholly owned subsidiary, WOFE, and Bohai, the Company’s principal operating subsidiary, which is a Chinese variable interest entity that WOFE controls through certain contractual arrangements described in Note 1 above.  Intercompany transactions and balances are eliminated in consolidation.

As of December 31, 2009, the particulars of the Company’s subsidiaries are as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Chance High International Limited	British Virgin Islands	July 02, 2009	100%	USD50,000

Yantai Shencaojishi Pharmaceuticals Co., Ltd.	People’s Republic of China	November 25, 2009	100%	USD9,500,000

Yantai Bohai Pharmaceuticals Group Co., Ltd.	People’s Republic of China	July 8, 2004	*	USD2,918,000 (RMB20,000,000)

*           The Group has indirect controlling interest of Bohai under the VIE Agreements entered on December 7, 2009, which are described in Note 1 above.

(b)	Economic and Political Risks

The Group’s operations are conducted solely in the PRC.  There are significant risks associated with doing business in the PRC, among others, political, economic, legal and foreign currency exchange risks.  The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(c)	Use of Estimates

In preparing of the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery.  Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Group maintains bank accounts only in the PRC.  The Company does not maintain any bank accounts in the United States of America.  As of December 31, 2009 and June 30, 2009, there were cash and cash equivalents of $7,892,908 and $2,493,510 respectively.

(e)	Accounts Receivable

Accounts receivable consists of amounts due from customers. The Group extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

(f)	Inventories

Inventories are valued at the lower of cost or market with cost is determined on the weighted average method. Finished goods inventories consist of raw materials, direct labour and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Group’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes. As of December 31, 2009 and June 30, 2009, the Group did not make any allowance for slow-moving or defective inventories.

(g)	Fair value of Financial Instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivables, other receivables and prepayments, short-term borrowings, accounts payables, and other accrued liabilities their fair values due to the short-term maturity of such instruments.

(h)	Intangible Assets

Intangible assets as “Pharmaceutical Formulas”, which acquired and with indefinite useful live are measured initially at cost and not subject to amortization shall be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss should be recognized. Subsequently reversal of a recognized impairment loss is prohibited.

(i)	Property, plant and equipment

Property, plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated to write off the cost, less estimated residual value, if any, using the straight-line method over their estimated useful lives.  The principal annual rates are as follows:-

Leasehold land and buildings	30 to 40 years
Motor vehicles	10 years
Plant and machinery	10 years
Office equipment	5 years

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of the Group’s corporate campus and machinery under construction, which campus was completed, and at which production began, in 2009.  Assets under construction are not depreciated until the construction is completed and the assets are ready for their intended use.

(j)	Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Group believes that, as of December 31, 2009 and June 30, 2009, there were no significant impairments of its long-lived assets.

(k)	Foreign Currency Translation

The Group maintains its financial statements in the functional currency.  The functional currency of the Group is the Chinese Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	12.31.2009	12.31.2008	9.30.2009	9.30.2008	6.30.2009	6.30.2008
Year end US$: RMB exchange rate	6.81663	6.83527	6.82594	6.83720	6.85401	6.85420
Average periodic US$: RMB exchange rate	6.82082	6.83107	6.82594	7.26269	6.83857	6.85307

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(l)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured. Payments have been established.

(m)	Cost of Revenue

Regarding the trading of medicine, the respective cost of revenue consists primarily of material cost, labour cost, overhead associated with the manufacturing process and related expenses which are directly attributable to the trading.

(n)	Research and Development Costs

Research and development costs are charged as expense when incurred and included in operating expenses.

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes the enactment date.

(p)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current components of other comprehensive income are the foreign currency translation adjustment.

(q)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(r)	Earning per Shares

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”. Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At December 31, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

(s)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Group will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Company’s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results of operations or financial condition. The Company evaluated all subsequent events that occurred from January 1, 2010 through January 30, 2010, inclusive, and does not found any material subsequent events are required to disclose.

In June 2009, the FASB issued SFAS No. 166 ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (“SFAS 166). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following :

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Prepayment for advertising and promotion	$1,111,986	$1,736,025
Amount due from a equity holder	-	1,465,000
Loan to a third party	2,200,500	1,465,000
Loans interest receivable	-	18,459
Other receivables	9,861,672	9,774,316

	$13,174,158	$14,458,800

The amount due from a equity holder is unsecured, interest bearing at 3.93% per annum and has no fixed term of repayment.

Loan to a third party is unsecured, interest bearing at 5.31% per annum and repayable on June 8, 2010.

5.	INVENTORIES

Inventories consist of the following :

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Raw materials	$432,587	$250,405
Finished goods	339,917	57,429

Total inventories	$772,504	$307,834

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Pharmaceuticals formulas, at cost	$17,322,336	$17,298,720

7.	PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment:

	As of December 31, 2009	As of June 30, 2009
	(Unaudited)	(Audited)
Cost
Leasehold land and buildings	$7,611,830	$7,447,211
Plant and equipment	1,389,514	1,156,557
Office equipment	82,425	74,700
Motor vehicles	235,446	389,075

Total	9,319,215	9,067,543

Accumulated depreciation
Leasehold land and buildings	508,487	414,133
Plant and equipment	646,671	617,279
Office equipment	15,970	10,681
Motor vehicles	126,206	112,768

Total	1,297,334	1,154,861

Construction in progress	-	236,597

Net
Leasehold land and buildings	7,103,343	7,033,078
Plant and equipment	742,843	539,278
Office equipment	66,455	64,019
Motor vehicles	109,240	276,307

Property, plant and equipment, net	8,021,881	8,149,279

Depreciation expenses for the six months ended December 31, 2009 was $341,868 and for the year ended June 30, 2009 was $302,762 respectively.

As of December 31, 2009 and June 30, 2009, Bohai had pledged plant and machinery having a carrying amount of $552,710 and $562,331 to secure a bank loan to Bohai.

8.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of December 31, 2009 are consisted, of the following :

Loan from		Annual		Amount
financial institution	Loan period	Interest rate	Secured by	(Unaudited)

Yantai City Commercial Bank	From Jan 20, 2009 to Jan 20, 2010	6.9030%	Yantai Hai Pu Can End Making Co. Ltd	$1,320,300

Yantai Laishan Rural Credit Union	From Sep 28, 2009 to Sep 26, 2010	5.7525%	Yantai Ka Wah Medical Equipment Co. Ltd	286,065

Yantai Laishan Rural Credit Union	From Sep 28, 2009 to Sep 26, 2010	7.5225%	Bohai’s machinery and vehicle	586,800

Shanghai Pudong Development Limited	From Oct 29, 2009 to Jan 28, 2010	5.8320%	Haiyang Construction Industry Training Centre and personal guarantee by equity holders	2,200,500

				$4,393,665

Short-term borrowings as of June 30, 2009 are consisted, of the following :

Loan from		Annual
Financial institution	Loan period	Interest rate	Secured by	Amount
				(Audited)
Shanghai Pudong Development Limited	From Dec 12, 2008 to Dec 11, 2009	6.6960%	Haiyang Construction Industry Training Centre and personal guarantee by equity holders	$2,197,500

Yantai City Commercial Bank	From Jan 20, 2009 to Jan 20, 2010	6.9030%	Yantai Hai Pu Can End Making Co. Ltd	1,318,500

Yantai Laishan Rural Credit Union	From Sep 27, 2008 to Sep 26, 2009	9.3600%	Yantai Ka Wah Medical Equipment Co. Ltd	293,000

Yantai Laishan Rural Credit Union	From Sep 27, 2008 to Sep 26, 2009	12.2400%	Company’s machinery and vehicle	586,000

China Construction Bank	From May 12, 2009 to Nov 11, 2009	0.0000%	Personal guarantee by equity holders	1,465,000

				$5,860,000

9.	NOTES PAYABLE

In June 2009, the Company issued four promissory notes for an aggregate of $400,000.  The funds had been raised previously on the Company’s behalf by counsel in a private placement and held in trust accounts.  Funds were expended from the trusts for professional fees and due diligence related to an ongoing search for suitable business opportunities, anticipating merger. In June 2009, the Company assumed responsibility for the fees and due diligence costs.  Subsequent to December 31, 2009, these notes were converted into Common Stock pursuant to their terms (see Note 18).

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following :

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Accrued selling expenses	$2,303,903	$1,677,026
Accrued staff costs	183,605	173,130
Value added tax payable	934,016	709,688
Other taxes payable	93,800	77,374
Other accrued expenses	9,755,034	9,702,137

	$13,270,358	$12,339,355

11.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Accommodation	$1,146,093	$738,484	$1,773,167	$1,204,621
Advertising and promotion	3,346,014	1,710,750	5,964,703	4,591,684
Commission	682,002	204,999	2,403,953	658,935
Conference	1,280,228	1,322,197	2,331,599	2,005,290
Depreciation	9,101	1,687	18,476	10,235
Staff costs	305,460	287,093	963,137	704,016
Travelling	695,738	909,902	1,283,010	1,300,466
Research and development cost	-	-	2,126	-
Other operating expenses	2,348,581	2,319,068	4,329,118	3,594,139

	$9,813,217	$7,494,180	$19,069,289	$4,069,386

12.	INTEREST EXPENSES

	Three months	Three months	Six months	Six months
	ended	Ended	ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest on short-term bank borrowings wholly repayable within the three-month periods	49,819	50,293	145,911	101,029
Interest on notes payable	1,995	-	3,683	-
	$51,814	$50,293	$149,594	$101,029

13.	INCOME TAXES

The PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

	Three months ended December 31, 2009	Three months ended December 31, 2008 (Unaudited)	Six months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2008 (Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before tax	$4,335,429	$2,288,391	$6,692,616	$4,926,859

Income tax expense	$1,057,890	$203,764	$1,613,261	$804,085

The deferred tax asset and liability has not been recognized because of no valuation allowance to be established as of December 31, 2009 and June 30, 2009.

14.	COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies as of December 31, 2009 and June 30, 2009.

15.	COMMON EQUITY

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

The Company:
Common Stock, $0.001 par value, 150,000,000 shares authorized, 3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in capital	2,974,520	2,974,520
	$2,977,970	$2,977,970

As of December 31, 2009, the Company has authorized 150,000,000 of $0.001 par common stock, of which 3,450,000 shares were issued and outstanding.

16.	STATUTORY RESERVES

According to the laws and regulations in the PRC, Bohai is required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

Bohai in PRC is required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority.

17.	FINANCIAL INSTRUMENTS

(a)	Credit Risk

The potential credit risk of the company is mainly attributable to its debtors and bank balances.  In respect of debtors, the Group has policies in place to ensure that it will only accept customers from countries which are politically stable and customers with an appropriate credit history.  In addition, all the bank balances were made with financial institutions with high-credit quality.  Thus, the Group is not considered to be subject to significant credit risk

(b)	Interest Rate Risk

The Group’s interest rate risk is primarily attributable to its short-term borrowings, loan to a third party and  loan to equity holders. The Group’s borrowings carry interest at fixed rate. The management has not used any interest rate swaps to hedge its exposure to interest rate risk.

(c)	Fair Value Estimation

All of the carrying amounts of the Group’s financial assets and liabilities of short term maturities approximate their fair values.

18.	SUBSEQUENT EVENTS

On January 5, 2010, the Company completed the Share Exchange and a concurrent US$12 million private placement (the “Private Placement”) pursuant to which the Company acquired Chance High.  In the Share Exchange, the shareholders of Chance High exchanged all of their Chance High equity for 13,162,500 newly issued shares of Common Stock, representing approximately 81% of the outstanding shares of Company common stock prior to the Private Placement.  As a result of the Share Exchange, Chance High became a directly held, wholly-owned subsidiary within the Group.  Also as a result of the Share Exchange, a change of control of the Company for purposes of the Company’s promissory notes described in Note 9 above occurred and such notes were converted as a result into an aggregate of 200,000 shares of Common Stock to the holders thereof.

As part of the Share Exchange, the Company’s sole director and officer, Anthony Zaradic, resigned and Qu, Bohai’s Executive Director, was appointed President, Chief Executive Officer, interim Chief Financial Officer, Secretary and Treasurer of the Company, as well as, effective January 16, 2010, the Company’s sole director.

In the Private Placement, the Company issued 6,000,000 units at $2.00 per unit, resulting in gross proceeds of $12,000,000.  Net proceeds to the Company were approximately $9,700,000, which will be utilized to support the business of Bohai.  Each unit consisted of a $2.00 principal amount, two year convertible note and a three year warrant to purchase one share of Common Stock at $2.40 per share, subject to certain conditions.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended December 31, 2009 and 2008, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008.  Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the People’s Republic of China (“China” or “the PRC”) which are based on traditional Chinese medicine.  We are based in the city of Yantai, Shandong Province, China.

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We have obtained Drug Approval Numbers in China for 29 varieties of traditional Chinese herbal medicines in 2004 and we currently produces 10 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 10 products, 4 are prescription drugs and 6 are over-the-counter products.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.”  On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired the parent company of Yantai Bohai Pharmaceuticals Group Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements.

Our post-Share Exchange organization structure is summarized below:

Operating Results

The following selected comparative financial information for the three months ended December 31, 2009 and 2008 have been derived from and should be read in conjunction with the financial statements of the Company for the six months ended December 31, 2009 and 2008 included as exhibits to this Current Report.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

	Three Months Ended December 31,
	2009	2008

Sales	$17,118,645	$12,026,457

Less: Sales Tax	(272,342)	(197,091)

Net sales	16,846,303	11,829,366

Cost of sales	(2,662,427)	(1,996,467)

Gross profit	14,183,876	9,832,899

Selling, general and administrative expenses	(9,813,217)	(7,494,180)

Interest expenses	(51,814)	(50,293)

Operating income	4,318,845	2,288,426

Non-operating income	40,322	-

Non-operating costs	(23,738)	(35)

Income before taxes	4,335,429	2,288,391

Income taxes	(1,057,890)	(203,764)

Net income	$3,277,539	$2,084,627

Sales

Net Sales for the three months ended December 31, 2009 increased by approximately $5,016,937  or 42.41 % to $16,846,303 as compared to $11,829,366 for the three months ended December 31, 2008. Our sales growth was driven by effective marketing strategies being implemented which we believe has led to an extension of our client base.

Cost of Sales

Our cost of sales for the three months ended December 31, 2009 was $2,662,427 as compared to $1,996,467 for the three months ended December 31, 2008, representing an increase of 33.36%.  The increase was mainly attributable to the increase in cost of raw material by $665,960 as a result of the increase of sales.

Gross Profit

We achieved gross profit of $14,183,876 for the three months ended December 31, 2009, compared to $9,832,899 for the same quarter of the previous year, representing a 44.25 % quarter to quarter increase.  Our overall gross profit margin as a percentage of revenue are 82.26% and 81.76% for the three months ended December 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $2,319,037, to $9,813,217, for the three months ended December 31, 2009 from $7,494,180 for the same quarter of the previous year.  This increase is mainly attributable to a significant increase in expenses on advertising and promotion due to an increase in the frequency of television broadcasts, which amounted to $3,346,013 during the period.

Interest Expense

Interest expense was $51,814 for the three months ended December 31, 2009, compared to $50,293 for the three months ended December 31 , 2008.  The increase represents accrued interest from additional bank loans utilized during the period.  The loans were used for working capital and capital expenditures for the expansion of production through acquisition of plants and machinery to improve the efficiency of the production lines.

Income tax

Our provisions for income taxes for the three months ended December 31, 2009 and 2008 were $1,057,890 and $203,764, respectively, an increase of $854,126 or 419% from period to period.  The increase in tax provision was due to significant increase of income before tax during the period.

Net Income

We had a net income of $3,277,539 for the three months ended December 31, 2009, as compared to net income of $2,084,627 for the three months ended December 31, 2008.  The increase in net income is primarily attributable to increase of sales during the period.

Foreign Currency Translation Gains

During the three months ended December 31, 2009, we recognized a foreign currency translation gain of $34,291.

Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

The following table sets forth our statement of operations for the period indicated:

	Six Months Ended December 31,
	2009	2008

Sales	$31,299,817	$23,439,129

Less: Sales Tax	(499,500)	(380,922)

Net sales	30,800,317	23,058,207

Cost of sales	(4,879,940)	(3,960,866)

Gross profit	25,920,377	19,097,341

Selling, general and administrative expenses	(19,069,289)	(14,069,386)

Interest expenses	(149,594)	(101,029)

Operating income	6,701,494	4,926,926

Non-operating income	20,125	-

Non-operating costs	(29,003)	(67)

Income before taxes	6,692,616	4,926,859

Income taxes	(1,613,261)	(804,085)

Net income	$5,079,355	$4,122,774

Sales

Net sales for the six months ended December 31, 2009 was $30,800,317, an increase of approximately $7,742,110, or 33.58%, from $23,058,207 in the six months ended December 31, 2008.  This increase was primarily due to the significant increase of our revenue on all the products as a result of the effective implementation of marketing strategy in the calendar year ended December 31, 2009.

Cost of Sales

Our cost of sales for the six months ended December 31, 2009 was $4,879,940 as compared to $3,960,866 for the six months ended December 31, 2008, representing an increase of $919,074, or 23.20%. The increase was mainly attributable to the increase of raw materials cost by $1,643,356 as a result of the increase of sales.

Gross Profit

For the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, we generated gross profit of $25,920,377 and $19,097,341, respectively, reflecting an increase of approximately $6,823,036, or 35.73%.  The increase in our gross profit was mainly due to significantly increase of sales income.

Selling, General and Administrative Expenses

We incurred general and administrative expenses of $19,069,289 for the six months ended December 31, 2009, representing an increase of $4,999,903, or 35.54%, compared to 14,069,386 for the six months ended December 31, 2008.  This increase was mainly due to the increase of cost of advertising and percentages of commissions to sales representative allocated in our branch offices throughout China.

Interest Expense

Interest expense was $149,594 for the six months ended December 31, 2009, compared to $101,029 for the six months ended December 31, 2008. The increase is largely due to proceeds of bank loans during the year. The loans were used for working capital and capital expenditures for the expansion of production through acquisition of production plants and equipment to improve the efficiency of production.

Income tax

For the six months ended December 31, 2009, income tax expense was $1,613,261, an increase of $809,176, or 100.63%, from $804,085 for the six months ended December 31, 2008.  The increase was mainly due to income before tax increase during the period.

Net Income

We had net income of $5,079,355, or 16.49% of net revenue, for the six months ended December 31, 2009, as compared to net income $4,122,774, or 17.88% of net revenue, for the six months ended December 31, 2008, representing an increase of $956,581, or 23.20%.  The increase in our net income was the result of the significant increase of our revenue generated in the calendar year ended December 31, 2009.

Foreign Currency Translation Gains

During the six months ended December 31, 2009, we recognized a foreign currency translation gain of $14,491.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods and short term loans from financial institutions in China.  Net cash provided by operating activities for the three months ended December 31, 2009 was $4,079,115 compared to used in 3,602,703 for the three months ended December 31, 2008. During the three months ended December 31, 2009, net cash provided by from operating activities by $4,079,115, and cash borrowed from banks amounted to $2,200,500 and repayment of borrowing from previous period amounted to $3,661,300 which resulted in a net cash inflow $2,794,812.  The Company may seek to raise additional capital through sales of common stock or other securities, as well as seeking other types of financing from third parties.

Operating activities

For the three months ended December 31, 2009, cash provided by operating activities totaled $4,079,115 compared to cash used in $3,602,703 for the three months ended December 31, 2008.  This was primarily attributable to cash used in prepayment for advertising expense and repayment of accounts payable during the six month ended December 31, 2008.

Investing activities

For the three months ended December 31, 2009, net cash outflow for investing activities was approximately $176,497 compared to provided by $321,548 in the three months ended December 31, 2008. This increase was primarily attributable to proceeds of notes payable during the period in amounting to $400,000.

Financing activities

Financing activities provided net cash outflow of $1,460,000 during the three months ended December 31, 2009 primarily as a result of repayment of significant borrowing during the year.  As of December 31, 2009, the proceeds from short-term borrowings amounted to $2,200,500 and the repayment of borrowings amounted to $3,661,300, which resulted in a net cash outflow by financing activities of $1,460,800.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Inflation

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s sole executive officer (the “Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Acting Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

Dated: February 16, 2010	By:	/s/ Hongwei Qu
Name: Hongwei Qu Title: Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)