Form 10-Q
period 2010-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2010-05-17
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 17, 2010, there were 16,500,000 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2009 (audited) and March 31, 2010	2

	Condensed Consolidated Statements of Income for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010	3

	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010	4

	Notes to Condensed and Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4(T).	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 6.	Exhibits	32

SIGNATURES		33

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

Potential purchasers of our common stock or other securities should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason

BOHAI PHARMACEUTICALS GROUP, INC.
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		As of	As of
		March 31,	June 30,
	Notes	2010	2009
		(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents		15,574,909	2,493,510
Accounts receivable		11,530,595	11,096,866
Other receivables and prepayments	4	6,969,569	12,993,800
Amount due to equity holder	5	-	1,465,000
Inventories	6	970,664	307,834

Total current assets		35,045,737	28,357,010

Non-current assets
Property, plant and equipment, net	8	7,946,215	8,149,279
Intangible assets	7	17,273,007	17,298,720

Total non-current assets		25,219,222	25,447,999

TOTAL ASSETS		60,264,959	53,805,009

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	9	4,381,153	5,860,000
Notes payable	10	—	400,000
Accounts payable		842,350	971,208
Other accrued liabilities	11	1,941,088	12,339,355
Income taxes payable	16	1,389,733	677,666

Total current liabilities		8,554,324	20,248,229

Convertible promissory notes	12	11,863,217	-

TOTAL LIABILITIES		20,417,541	20,248,229

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 150,000,000 shares authorized, 16,250,000 shares issued and outstanding	18	16,250	3,450
Additional paid-in capital	18	3,378,203	2,974,520
Capital reserve		5,836,000	5,836,000
Accumulated other comprehensive income		499,509	490,931
Statutory reserves		2,974,137	2,201,811
Retained earnings		27,143,319	22,050,068
Total stockholders’ equity		39,847,418	33,556,780

TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY		60,264,959	53,805,009

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENEDED AND NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		Three months	Three months	Nine months	Nine months
		ended	Ended	Ended	ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$	$	$	$

Sales		15,323,878	12,476,400	46,072,455	35,833,215

Less: Sales Tax		(231,870)	(200,622)	(729,975)	(580,207)

Net sales		15,092,008	12,275,778	45,342,480	35,253,008

Cost of sales		(2,609,515)	(2,019,864)	(7,475,740)	(5,966,876)

Gross profit		12,482,493	10,255,914	37,866,740	29,286,132

Selling, general and administrative expenses	13	(9,465,589)	(7,670,130)	(28,471,469)	(21,675,279)

Interest expenses	14	(260,574)	(52,921)	(416,882)	(168,422)

Operating income		2,756,330	2,532,863	8,978,389	7,442,431

Other income			158	18,864	158

Finance and non-operating costs	15	(1,287,902)	(4,618)	(1,309,994)	(4,682)

Income before taxes		1,468,428	2,528,403	7,687,259	7,437,907

Income taxes	16	(585,135)	(423,569)	(2,193,931)	(1,224,833)

Net income		883,293	2,104,834	5,493,328	6,213,074

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	Note	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$	$	$	$

Cash flows from operating activities
Net income		883,293	2,104,834	5,493,328	6,213,074
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation		84,518	213,912	224,656	284,387
Loss on disposals of property, plant and equipment		-	-	10,942	-
Cost for proceeds of convertible promissory notes		1,287,902	-	1,287,902	-
Changes in assets and liabilities
Decrease/ (increase) in accounts receivable		250,769	(1,383,561)	(433,728)	(1,119,683)
Decrease in other receivables and prepayments		6,504,589	546,973	4,127,297	8,311,379
Decrease/ (increase) in amount due from equity holder		-	-	1,465,000	(108,426)
(Increase)/ decrease in inventories		(198,160)	206,841	(662,830)	138,503
Decrease/ (increase) in accounts payable		87,292	(257,958)	(128,858)	(1,923,974)
(Decrease)/ increase in accrued liabilities		(11,338,820)	783,952	(10,407,917)	(12,430,148)
(Decrease)/ increase in income taxes payable		(273,202)	288,939	2,905,998	1,453,411

Net cash (used in)/ provided by operating activities		(2,711,889)	2,503,932	3,881,790	818,523

Cash flows from investing activities
Purchases of property, plant and equipment		(84,518)	(191,977)	(280,804)	(505,153)
Proceeds from disposals of property, plant and equipment		-	-	-	-

Net cash used in investing activities		(84,518)	(191,977)	(280,804)	(505,153)

Cash flows from financing activities
Issue of shares, net		(12,800)	-	(12,800)	-
Proceeds of convertible promissory notes		12,000,000	-	12,000,000	-
Cost for proceeds of convertible promissory notes		(1,287,902)	-	(1,287,902)	-
Proceeds of borrowings		4,393,665	1,314,713	4,381,153	4,382,377
Repayment of borrowings		(4,381,153)	(1,896,700)	(5,860,000)	(3,271,413)

Net cash provided by/ (used in) financing activities		10,711,810	(581,987)	9,220,451	1,110,964

Net increase in cash and cash equivalents		7,915,403	1,729,968	12,821,437	1,424,334

Effect of foreign currency translation on cash and cash equivalents		(233,372)	(26,482)	259,962	227,015

Cash and cash equivalents at beginning of period		7,892,908	776,913	2,493,510	829,050

Cash and cash equivalents at end of period		15,574,909	2,480,399	15,574,909	2,480,399

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
FOR THE NINE MONTHS ENDED MARCH 31, 2010
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

Pursuant to a Share Exchange Agreement, dated January 5, 2010 (the “Share Exchange Agreement” and the transactions contemplated thereby, the “Share Exchange”), the Company acquired Chance High International Limited, a British Virgin Islands company (“Chance High”) from Chance High’s shareholders (the “Chance High Shareholders”) and, as a result, acquired Chance High’s indirect, controlled subsidiary, Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”), a Chinese company engaged the production, manufacturing and distribution in the People’s Republic of China (“China” or the “PRC”) of herbal medicines, including capsules and other products, based on traditional Chinese medicine.  The closing of the Share Exchange (the “Closing”) took place on January 5, 2010 (the “Closing Date”).

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

Chance High owns 100% of the issued and outstanding capital stock of the Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“WFOE”).  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President (“Qu”), pursuant to which WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  Chance High, WFOE and Bohai are referred to herein collectively as the “Group”.

The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.  As all of the companies in the Group are under common control, this has been accounted for as a reorganization of entities and the condensed consolidated financial statements have been prepared as if the reorganization had occurred retroactively under “as-if” basis which implies the financial result of the Company prior to the date of Share Exchange Agreement entered on January 5, 2010 has consolidated with the financial results of both Chance High, WFOE and Bohai occurred at the beginning of the reporting period.  The Company has consolidated Bohai’s operating results, assets and liabilities within its financial statements.

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

The interim financial statements as of and for the three months and nine moths ended March 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and consolidation

The condensed consolidated financial statements of the Group are prepared on the “as-if” basis with assumption the Share Exchange was undergone at the beginning of July 1, 2008.  The historical condensed consolidated financial statements of the Group will be those of Bohai Pharmaceuticals Group, Inc. and of the consolidated entities from the July 1, 2008, the deemed date of Share Exchange, and subsequent.  The condensed consolidated financial statements for the Company for the three months and nine months ended March 31, 2010, include the financial statements of Chance High, and its wholly owned subsidiary, WFOE, and Bohai, the Company’s principal operating subsidiary, which is a Chinese variable interest entity that WFOE controls through certain contractual arrangements. Intercompany transactions and balances are eliminated in consolidation.

The Company has adopted FAS ASC 810-10-15-14 and also FIN 46R, which requires that a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and have direct ability to made decision on all operation activities of the voting right of the VIE.

The Operating Agreement indicated that Bohai, as operating company, which is wholly foreign owned under control of Chance High that empowers to WFOE the direct ability to made decision on all the operation activities of the voting right of Bohai.

Under Consultant Service Agreement entered between WFOE and Bohai on December 7, 2009, Bohai is agreed to pay all of net income to WOFE quarterly as consultant fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai.

Under above mentioned contractual arrangement, the Company, Bohai Pharmaceuticals Group, Inc. qualifies as the primary beneficiaries such a controlling financial interest of Bohai as operating under FASB ASC230-10-45 and FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. The result of subsidiaries or variable interest entities acquired prior to date of Share Exchange Agreement on January 5, 2010 entered are included in the condensed consolidated financial statement.

As of March 31, 2010, the particulars of the Company’s subsidiaries are as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Chance High International Limited	British Virgin Islands	July 2, 2009	100%	USD50,000

Yantai Shencaojishi Pharmaceuticals Co., Ltd.	People’s Republic of China	November 25, 2009	100%	USD9,500,000

Yantai Bohai Pharmaceuticals Group Co., Ltd.	People’s Republic of China	July 8, 2004	*	USD2,918,000 (RMB20,000,000)

*           The Group has indirect controlling interest of Bohai under the VIE Agreements entered on December 7, 2009, which are described in Note 1 above.

Initial measurement of VIE - The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions. At the date of acquisition, the fair values of VIE was equal to book value of the VIE.

Accounting after initial measurement of VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as “Primary Beneficiary” or “PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

(b)	Economic and Political Risks

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

In preparing the condensed consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery.  Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Group maintains bank accounts only in the PRC.  The Company does not maintain any bank accounts in the United States of America.  As of March 31, 2010 and June 30, 2009, there were cash and cash equivalents of $15,574,909 and $2,493,510 respectively.

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

Inventories are valued at the lower of cost or market with cost is determined on the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Group’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes.  As of March 31, 2010 and June 30, 2009, the Group did not make any allowance for slow-moving or defective inventories.

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

Depreciation of property, plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  The principal annual rates are as follows:

Leasehold land and buildings	30 to 40 years
Motor vehicles	10 years
Plant and machinery	10 years
Office equipment	5 years

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of the Group’s corporate campus and machinery under construction, which the campus was completed and at which production began in 2009.  Assets under construction are not depreciated until the construction is completed and the assets are ready for their intended use.

(j)	Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Group believes that, as of March 31, 2010 and June 30, 2009, there were no significant impairments of its long-lived assets.

(k)	Foreign Currency Translation

The Group maintains its condensed consolidated financial statements in the functional currency.  The functional currency of the Group is the Chinese Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
Year end US$: RMB exchange rate	6.83610	6.84560	6.83610	6.84560
Average periodic US$: RMB exchange rate	6.83603	6.84658	6.83773	6.85094

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

The return policy of goods is recognized in actual basis when the goods sold were being returned by customer then the closing balance of the period/year is actually deducted by the increment of relevant cost of sales. The sales return rate is low and immaterial, no such provision is need to be made accordingly.

(m)	Cost of Revenue

Regarding the trading of medicine, the respective cost of revenue consists primarily of material cost, labor cost, overhead associated with the manufacturing process and related expenses which are directly attributable to the trading.

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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a condensed consolidated financial statement that is presented with the same prominence as other financial statements. The Group’s current components of other comprehensive income are the foreign currency translation adjustment.

(q)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(r)	Earning per Shares

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”. Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. At March 31, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share

(s)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for condensed consolidated financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Group will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its condensed consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for condensed consolidated financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its condensed consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its condensed consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to the Group, but may be applicable to the Company’s future financial reporting.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following :

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Prepayment for advertising and promotion	$2,925,645	$1,736,025
Loan to a third party	-	1,465,000
Other receivables	3,312,433	9,792,775
Deposit for closing of private placement	731,491	—

	$6,969,569	$12,993,800

Loan to a third party is unsecured, interest bearing at 5.31% per annum and repayable on June 8, 2010.

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from a equity holder consists of the following :

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Amount due from a equity holder	$-	$1,465,000

The amount due from an equity holder is unsecured, interest bearing at 3.93% per annum and has no fixed term of repayment.

6.	INVENTORIES

Inventories consist of the following :

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$393,475	$250,405
Finished goods	577,189	57,429

Total inventories	$970,664	$307,834
7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Pharmaceuticals formulas, at cost	$17,273,007	$17,298,720

8.	PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment:

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)
Cost
Leasehold land and buildings	$7,598,806	$7,447,211
Plant and equipment	1,235,146	1,156,557
Office equipment	77,597	74,700
Motor vehicles	412,954	389,075

Total	9,324,503	9,067,543

Accumulated depreciation
Leasehold land and buildings	553,961	414,133
Plant and equipment	671,032	617,279
Office equipment	20,660	10,681
Motor vehicles	132,635	112,768

Total	1,378,287	1,154,861

Construction in progress	-	236,597

Net
Leasehold land and buildings	7,044,845	7,033,078
Plant and equipment	564,114	539,278
Office equipment	56,936	64,019
Motor vehicles	280,320	276,307

Property, plant and equipment, net	$7,946,215	$8,149,279

Depreciation expenses for the three months and nine months ended March 31, 2010 were $224,656 and $84,518 respectively.

As of March 31, 2010 and June 30, 2009, Bohai had pledged plant and machinery having a carrying amount of $552,710 and $562,331 to secure a bank loan to Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of March 31, 2010 consist of the following :

Loan from financial institution	Loan period	Annual Interest rate	Secured by	Amount (unaudited)
China Construction Bank	From Feb 24, 2010 to Feb 23, 2011	5.8410%	Personal guarantee by equity holder	$3,510,773
Rural Credit Union	From Sep 28, 2009 to Sep 26, 2010	5.7525%	Yantai Ka Wah Medical Equipment Co. Ltd	285,990
Yantai Laishan Rural Credit Union	From Sep 28, 2009 to Sep 26, 2010	7.5225%	Bohai’s machinery and vehicle	584,390
Total				$4,381,153

Short-term borrowings as of June 30, 2009 consist of the following:

Loan from financial institution	Loan period	Annual Interest rate	Secured by	Amount (Audited)
Shanghai Pudong Development Limited	From Dec 12, 2008 to Dec 11, 2009	6.6960%	Haiyang Construction Industry Training Centre and personal guarantee by equity holders	$2,197,500
Yantai City Commercial Bank	From Jan 20, 2009 to Jan 20, 2010	6.9030%	Yantai Hai Pu Can End Making Co. Ltd	$1,318,500
Yantai Laishan Rural Credit Union	From Sep 27, 2008 to Sep 26, 2009	9.3600%	Yantai Ka Wah Medical Equipment Co. Ltd	$293,000
Yantai Laishan Rural Credit Union	From Sep 27, 2008 to Sep 26, 2009	12.2400%	Company’s machinery and vehicle	$586,000
China Construction Bank	From May 12, 2009 to Nov 11, 2009	0.0000%	Personal guarantee by equity holders	$1,465,000
Total				$5,860,000

10.	NOTES PAYABLE

In June 2009, the Company issued four promissory notes for an aggregate of $400,000.  The funds had been raised previously on the Company’s behalf by counsel in a private placement and held in trust accounts.  Funds were expended from the trusts for professional fees and due diligence related to an ongoing search for suitable business opportunities, anticipating merger. In June 2009, the Company assumed responsibility for the fees and due diligence costs.  On January 5, 2010, the notes converted pursuant to their terms into shares of Common Stock as a result of the share exchange transaction.

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following :

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Accrued selling expenses	$579,545	$1,677,026
Accrued staff costs	212,198	173,130
Value added tax payable	716,822	709,688
Other accrued expenses	206,865	77,374
Others payable	225,658	9,702,137

	$1,941,088	$12,339,355

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On January 5, 2010, the Company issued 6,000,000 units of senior convertible promissory notes (the “Notes”) in aggregated amount of principal amount of $12,000,000 to accredited investors (the “Holders”).  The Notes provide that the Company shall pay the Holders the aggregate sum of $12,000,000 in lawful money of the United States of America, with interest payable thereon at the rate of 8% per annum.  The principal amount of the Notes and all accrued but unpaid interest thereon shall be paid in full to the Holder on the 2 year anniversary of the Closing Date (January 5, 2012) (the “Maturity Date”).

Each Holder of the Notes shall have the right, exercisable any time prior to the Maturity Date, to convert all, but not less than all, of the principal amount then outstanding, plus all accrued but unpaid interest thereon, into shares of Common Stock (the “Note Shares”) at an initial conversion price (subject to adjustment) equal to $2.00 per share.

On the Closing Date, each Holder also received a Common Stock purchase warrant (each a “Warrant”, and, collectively, the “Warrants), to purchase one (1) share (collectively, the “Warrant Shares”) of Common Stock at an exercise price of $2.40 per share (subject to adjustment as at forth in the Warrants) at any time and form time to time on or original issue date and through and including the expiration time, January 5, 2012.  In addition, the placement agents for the Company’s January 5, 2010 offering of Notes (or their affiliates) received warrants (the “Placement Agent Warrants”) to purchase an aggregate of 600,000 shares of Common Stock, which warrants are substantially identical to the Warrants issued to the Holders, except that such warrants may not be exercised until June 5, 2010.

As of March 31, 2010, the Common Stock has not been listed on an exchange, there has been very limited trading of the Common Stock, and the Note Shares, Warrant Shares and shares of Common Stock underlying the Placement Agent Warrants have not been registered for public resale.  There is low probability that the Holders or the holders of the Placement Agent Warrants would convert their Notes or exercise their Warrants or Placement Agent Warrants, as applicable, prior to such registration being declared effective.

13.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Accommodation	$1,106,984	$565,205	$2,880,151	$2,724,140
Advertising and promotion	2,767,549	2,251,404	8,732,252	5,834,757
Commission	1,060,462	1,503,000	3,464,415	4,726,934
Conference	738,898	3,106	3,070,497	10,159
Depreciation	9,397	118	27,872	353
Staff costs	608,263	566,413	1,571,400	1,256,934
Travelling	717,766	1,132,551	2,000,775	1,933,017
Research and development cost	146,640	147,972	442,046	38,492
Other operating expenses	2,309,630	1,500,361	6,282,061	5,150,493

	$9,465,589	$7,670,130	$28,471,469	$21,675,279

14.	INTEREST EXPENSES

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest on short-term borrowings wholly repayable within 1 year	33,907	59,921	190,217	168,422

Interest on convertible promissory notes	226,667	-	226,667	-

	$260,574	$59,921	$416,883	$168,422

15.	FINANCE AND NON-OPERATING EXPENSE

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cost of private placement occurred on January 5, 2010	1,287,901	-	1,287,901	-

Non-operating expense	1	4,618	22,093	4,682

	$1,287,902	$4,618	$1,309,994	$4,682

16.	INCOME TAXES

PRC Tax

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

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before tax	$1,468,428	$2,528,404	$7,687,259	$7,437,908

Income tax expense	$585,135	$423,569	$2,193,931	$1,224,833

United States Tax

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months and nine months ended March 31, 2010. The statutory tax rate is 34%.

A reconciliation of the effective income tax rate to the US federal rate is as follows:

	March 31, 2010	June 30, 2009

United States Tax at statutory rate	$2,609,135	$2,528,889
Foreign tax rate difference	(415,204)	(1,384,301)
Exemption in taxation	(2,193,931)	(1,144,588)

	$-	$-

Certain of the Group’s revenue (including sales revenue) are subject to output VAT generally calculated at 6%, 7%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchase can be used to offset the output VAT.

The net amount of VAT expense for the 9 months ended are shown as follows:

	March 31, 2010	March 31, 2009

Net value added tax expense	$6,627,557	$5,274,607

17.	COMMITMENTS AND CONTINGENCIES

There are no foreseeable material commitments or contingencies as of March 31, 2010 and June 30, 2009.

18.	COMMON EQUITY

Common stock
		Common stock
	Note	Shares	Value ($)	Amount($)

As of June 30, 2009		3,450,000	0.001	3,450.00

Issued to shareholders of Change High Limited under Share Exchange Agreement date January 5, 2010	a	13,162,500	0.001	13,162.50

Cancellation of shares	a	(1,500,000)	0.001	(1,500.00)
Issue of common stock	b	1,137,500	0.001	1,137.50

As of March 31, 2010		16,250,000		16,250.00

(a)
On the Closing Date, pursuant to the terms of the Share Exchange Agreement date January 5, 2010, the Company acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, the Company issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share (the “Common Stock”).  In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

(b)	Issued 687,500 shares to Cawston Enterprises Limited and 450,000 shares to Regeneration Capital Group, LLC and its affiliates as consulting services fees rendered to the Company.

As of March 31, 2010, the Company has 150,000,000 shares of common stock authorized and 16,250,000 shares of common stock issued and outstanding.

Additional paid-in capital
	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Additional paid-in capital	$3,378,203	$2,974,520

19.	STATUTORY RESERVES

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

20.	FINANCIAL INSTRUMENTS

(a)	Credit Risk

The potential credit risk of the company is mainly attributable to its debtors and bank balances.  In respect of debtors, the Group has policies in place to ensure that it will only accept customers from countries which are politically stable and customers with an appropriate credit history.  In addition, all the bank balances were made with financial institutions with high-credit quality.  Thus, the Group is not considered to be subject to significant credit risk.

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

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Our post-Share Exchange organization structure is summarized below:

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consists of amounts due from customers.  We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

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

Inventories

Inventories are valued at the lower of cost or market with cost is determined on the weighted average method.  Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.  In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase or decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of March 31, 2010 and June 30, 2009, we did not make any allowance for slow-moving or defective inventories.

Property, plant and equipment

Property, plant and equipment, other than construction in progress, are stated at cost, less depreciation and amortization and accumulated impairment loss.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.  The principal annual rates are as follows:

Leasehold land and buildings	30 to 40 years
Motor vehicles	10 years
Plant and machinery	10 years
Office equipment	5 years

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction in progress mainly represents expenditures in respect of our corporate campus and machinery under construction, which campus was completed, and at which production began, in 2009.  Assets under construction are not depreciated until the construction is completed and the assets are ready for their intended use.

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

Operating Results

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended December 31,
	2010	2009

Sales	$15,323,878	$12,476,400

Less: Sales Tax	(231,870)	(200,622)

Net sales	15,092,008	12,275,778

Cost of sales	(2,609,515)	(2,019,864)

Gross profit	12,482,493	10,255,914

Selling, general and administrative expenses	(9,465,589)	(7,670,130)

Interest expenses	(260,574)	(52,921)

Operating income	2,756,330	2,532,863

Other income	-	158

Finance and non-operating costs	(1,287,902)	(4,618)

Income before taxes	1,468,428	2,528,403

Income taxes	(585,135)	(423,569)

Net income	883,293	2,104,834

Sales

Net Sales for the three months ended March 31, 2010 increase by approximately $2,816,230 or (22.94%) to $15,092,008 as compared to $12,275,778 for the three months ended March 31, 2009. This increase was primarily due to the significant increase of our revenue on all the products as a result of the effective implementation of marketing strategy in the calendar year ended March 31, 2010.

Cost of Sales

Our cost of sales for the three months ended March 31, 2010 was $ 2,609,515 as compared to $2,019,864 for the three months ended March 31, 2009, representing and decrease of 29.19%.  The decrease was mainly attributable to the increase in cost of raw material by $265,960 as a result of the increase of sales.

Gross Profit

We achieved gross profit of $12,482,493 for the three months ended March 31, 2010, compared to $10,255,914 for the same quarter of the previous year, representing a 21.71 % quarter to quarter decrease.  Our overall gross profit margin as a percentage of revenue are 82.71% and 83.30% for the three months ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $1,795,459, to $9,465,589, for the three months ended March 31, 2010, from $7,670,130 for the same quarter of the previous year.  This increase is mainly attributable to increase of advertising expense, which was reduced in amounting to $669,802 during the period.

Interest Expense

Interest expense was $260,574 for the three months ended March 31, 2010, compared to $52,921 for the three months ended March 31, 2009.  The increase represents accrued interest from issue of convertible promissory notes during the period.  The loans were used for working capital and capital expenditures for the expansion of production through acquisition of plants and machinery to improve the efficiency of the production lines.

Income Tax

Our provisions for income taxes for the three months ended March 31, 2010 and 2009 were $585,135 and $423,569, respectively, an decrease of $161,566 or 38.14% from period to period.  The increase in tax provision was due to significant decrease of income before tax during the period.

Net Income

We had a net income of $883,293 for the three months ended March 31, 2010, as compared to net income of $2,104,835 for the three months ended March 31, 2009.  The decrease in net income is primarily attributable to a significant increase of finance cost in amount to $1,287,902 that was incurred in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010.

Foreign Currency Translation Gains

During the three months ended March 31, 2010, the RMB relatively stable against the U.S. dollar, and we recognized a foreign currency translation gain of $24,191.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

The following table sets forth our statement of operations for the period indicated:

	Nine Months Ended March 31,
	2010	2009

Sales	$46,072,455	$35,883,215

Less: Sales Tax	(729,975)	(580,207)

Net sales	45,342,480	35,253,008

Cost of sales	(7,475,740)	(5,966,876)

Gross profit	37,866,740	29,286,132

Selling, general and administrative expenses	(28,471,469)	(21,675,279)

Interest expenses	(416,882)	(168,422)

Operating income	8,978,389	7,442,431

Non-operating income	18,864	158

Finance and non-operating costs	(1,309,994)	(4,682)

Income before taxes	7,687,259	7,437,907

Income taxes	(2,193,931)	(1,224,883)

Net income	5,493,328	$6,213,074

Sales

Net sales for the nine months ended March 31, 2010 was $45,342,480, an increase of approximately $10,089,472, or 28.6%, from $35,253,008 in the nine months ended March 31, 2009.  This increase was primarily due to the significant increase of our revenue on all the products as a result of the effective implementation of marketing strategy in the calendar year ended March 31, 2010.

Cost of Sales

Our cost of sales for the nine months ended March 31, 2010 was $7,475,740 as compared to $5,966,876 for the nine months ended March 31, 2009, representing an increase of $1,508,864, or 25.28%. The increase was mainly attributable to the increase of raw materials cost by $1,343,246 as a result of the increase of sales.

Gross Profit

For the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, we generated gross profit of $37,866,740 and $29,286,132, respectively, reflecting an increase of approximately $8,580,608, or 29.30%.  The increase in our gross profit was mainly due to significantly increase of sales income.

Selling, General and Administrative Expenses

We incurred general and administrative expenses of $28,471,469 for the nine months ended March 31, 2010, representing an increase of $6,796,190, or 31.35%, compared to $21,675,279 for the nine months ended March 31, 2009.  This increase was mainly due to the increase of cost of advertising and percentages of commissions to sales representative allocated in our branch offices throughout China.

Interest Expense

Interest expense was $416,882 for the nine months ended March 31, 2010, compared to $168,422 for the nine months ended March 31, 2009. The increase is largely due to proceeds of convertible promissory notes during the period. The loans were used for working capital and capital expenditures for the expansion of production through acquisition of production plants and equipment to improve the efficiency of production.

Income Tax

For the nine months ended March 31, 2010, income tax expense was $2,193,931, increase of $969,098, or 79.12%, from $1,224,833 for the nine months ended March 31, 2009.  The increase was mainly due to income before tax increase during the period.

Net Income

We had net income of $5,493,328, or 12.11% of net revenue, for the nine months ended March 31, 2010, as compared to net income $6,213,074, or 17.62% of net revenue, for the nine months ended March 31, 2009, representing a decrease of $719,746, or 11.58%.  The decrease in our net income was due mainly as a result of the financing costs of 1,287,901 incurred in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010.

Foreign Currency Translation Gains

During the fiscal period ended March 31, 2010, the RMB steadily rose against the U.S. dollar, and we recognized a foreign currency translation gain of $34,692.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods and short term loans from financial institutions in China.  Net cash used in operating activities for the three months ended March 31, 2010 was $2,711,889 compared to cash provided by $2,503,932 for the three months ended March 31, 2009. During the three months ended March 31, 2010, net cash used from operating activities by $2,711,889, and cash borrowed from bank and investors amounted to $4,381,153 and 12,000,000 respectively and repayment of borrowing from previous period amounted to $4,381,153 which resulted in a net cash inflow $7,915,403.  The Company may seek to raise additional capital through sales of common stock, as well as seeking financing from third parties.

Operating activities

For the three months ended March 31, 2010, cash used in operating activities totaled $2,711,889 compared to cash provided by operating activities of $2,503,932 for the three months ended March 31, 2009.  This was primarily attributable to cash used in prepayment for other payable during the three month ended March 31, 2010.

Investing activities

For the three months ended March 31, 2010, net cash outflow for investing activities was approximately $84,518 compared to cash provided by investing activities of $191,977 in the three months ended March 31, 2009.  This increase was primarily attributable to purchase of property plant and equipment during the period.

Financing activities

Financing activities provided net cash inflow of $10,711,810 during the three months ended March 31, 2010 primarily as a result of issue of convertible promissory notes during the period.  As of March 31, 2010, the proceeds from short-term borrowings and convertible promissory notes amounted to $4,393,665 and $12,000,000 respectively, the repayment of borrowings amounted to $4,381,153, which resulted in a net cash outflow by financing activities of $10,711,810.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended March 31, 2010.  We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Not applicable

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

Bohai Pharmaceuticals Group, Inc.

Dated: May 17, 2010	By:	/s/ Hongwei Qu
Name: Hongwei Qu Title: Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)