Form 10-Q/A
period 2010-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2010-06-24
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission File Number:  000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0588402 (I.R.S. Employer Identification No.)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “10-Q”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2010, in order to restate its financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations based on the Company’s review of certain comments from the staff of the SEC.

Specifically, and as more particularly disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2010, the Company is filing the Amendment primarily to make certain adjustments to its financial statements and related disclosures, including adjustments in order to: (i) account for its outstanding common stock purchase warrants, issued January 5, 2010 (the “Warrants”), as a liability and (ii) measure both the Company’s convertible promissory notes, issued January 5, 2010, and the Warrants at fair value.

The Company is also filing the Amendment to: (i) amend its characterization of its January 5, 2010 share exchange transaction as a reverse recapitalization according to ASC 805-40-25-1 and (ii) make conforming and other typographical changes.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q/A
(Amendment No. 1)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2009 (audited) and March 31, 2010 (restated)	1

	Condensed Consolidated Statements of Income for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010 (restated)	2

	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010 (restated)	3

	Notes to Condensed and Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4(T).	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our management’s interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to generate commercial viability and acceptance of our products;

•	our anticipated future sales and profitability;

•	our future financing plans;

•	our anticipated needs for working capital;

•	our growth strategies, including future product offerings;

•	the anticipated trends in our industry;

•	our ability to expand our marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	competition existing today or that will likely arise in the future;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

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

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		As of	As of
		March 31,	June 30,
	Notes	2010	2009
		(Unaudited)	(Audited)
		RESTATED

ASSETS
Current assets
Cash and cash equivalents		$15,574,909	$2,493,510
Accounts receivable		11,530,595	11,096,866
Other receivables and prepayments	4	6,969,569	12,993,800
Amount due to equity holder	5	-	1,465,000
Inventories	6	970,664	307,834

Total current assets		35,045,737	28,357,010

Non-current assets
Property, plant and equipment, net	8	7,946,215	8,149,279
Intangible assets	7	17,273,007	17,298,720

Total non-current assets		25,219,222	25,447,999

TOTAL ASSETS		$60,264,959	$53,805,009

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	9	$4,381,153	$5,860,000
Notes payable	10	-	400,000
Accounts payable		842,350	971,208
Other accrued liabilities	11	1,941,088	12,339,355
Derivative liabilities	12	685,800	-
Income taxes payable	16	1,389,733	677,666

Total current liabilities		9,240,124	20,248,229
Convertible promissory notes	12	11,863,217	-

TOTAL LIABILITIES		21,103,341	20,248,229
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,250,000 shares issued and outstanding as of March 31, 2010, 3,450,000 shares issued and outstanding as of June 30, 2009	18	16,250	3,450
Additional paid-in capital	18	3,378,203	2,974,520
Capital reserve		5,836,000	5,836,000
Accumulated other comprehensive income		499,509	490,931
Statutory reserves		2,974,137	2,201,811
Retained earnings		26,457,519	22,050,068
Total stockholders’ equity		39,161,618	33,556,780

TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY		$60,264,959	$53,805,009

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		RESTATED		RESTATED

Sales		$15,323,878	$12,476,400	$46,072,455	$35,833,215

Less: Sales Tax		(231,870)	(200,622)	(729,975)	(580,207)

Net sales		15,092,008	12,275,778	45,342,480	35,253,008

Cost of sales		(2,609,515)	(2,019,864)	(7,475,740)	(5,966,876)

Gross profit		12,482,493	10,255,914	37,866,740	29,286,132

Selling, general and administrative expenses	13	(9,465,589)	(7,670,130)	(28,471,469)	(21,675,279)

Interest expenses	14	(260,574)	(52,921)	(416,882)	(168,422)

Operating income		2,756,330	2,532,863	8,978,389	7,442,431

Other income		-	158	18,864	158

Finance and non-operating costs	15	(1,973,702)	(4,618)	(1,995,794)	(4,682)

Income before taxes		782,628	2,528,403	7,001,459	7,437,907

Income taxes	16	(585,135)	(423,569)	(2,193,931)	(1,224,833)

Net income		$197,493	$2,104,834	$4,807,528	$6,213,074

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	Note	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		RESTATED		RESTATED

Cash flows from operating activities
Net income		$197,493	$2,104,834	$4,807,528	$6,213,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		84,518	213,912	224,656	284,387
Loss on disposals of property, plant and equipment		-	-	10,942	-
Cost for proceeds of convertible promissory notes		1,287,902	-	1,287,902	-
Change in fair value of derivatives		685,800	-	685,800	-
Changes in assets and liabilities
Decrease/ (increase) in accounts receivable		250,769	(1,383,561)	(433,728)	(1,119,683)
Decrease in other receivables and prepayments		6,504,589	546,973	4,127,297	8,311,379
Decrease/ (increase) in amount due from equity holder		-	-	1,465,000	(108,426)
(Increase)/ decrease in inventories		(198,160)	206,841	(662,830)	138,503
Decrease/ (increase) in accounts payable		87,292	(257,958)	(128,858)	(1,923,974)
(Decrease)/ increase in accrued liabilities		(11,338,820)	783,952	(10,407,917)	(12,430,148)
(Decrease)/ increase in income taxes payable		(273,202)	288,939	2,905,998	1,453,411

Net cash (used in)/ provided by operating activities		(2,711,889)	2,503,932	3,881,790	818,523

Cash flows from investing activities
Purchases of property, plant and equipment		(84,518)	(191,977)	(280,804)	(505,153)
Proceeds from disposals of property, plant and equipment		-	-	-	-

Net cash used in investing activities		(84,518)	(191,977)	(280,804)	(505,153)

Cash flows from financing activities

Issue of shares, net		(12,800)	-	(12,800)	-

Proceeds of convertible promissory notes		12,000,000	-	12,000,000	-
Cost for proceeds of convertible promissory notes		(1,287,902)	-	(1,287,902)	-
Proceeds of borrowings		4,393,665	1,314,713	4,381,153	4,382,377
Repayment of borrowings		(4,381,153)	(1,896,700)	(5,860,000)	(3,271,413)

Net cash provided by/ (used in) financing activities		10,711,810	(581,987)	9,220,451	1,110,964

Net increase in cash and cash equivalents		7,915,403	1,729,968	12,821,437	1,424,334

Effect of foreign currency translation on cash and cash equivalents		(233,372)	(26,482)	259,962	227,015

Cash and cash equivalents at beginning of period		7,892,908	776,913	2,493,510	829,050

Cash and cash equivalents at end of period		$15,574,909	$2,480,399	$15,574,909	$2,480,399

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Share Exchange is being accounted for as a reverse recapitalization presumed to be effected on January 1, 2010 instead of January 5, 2010.  The operating results, financial position and cash flows of the Group are consolidated since January 2010.  The operating results, financial position and cash flows for Chance High and its subsidiaries for the three and nine month periods ended March 31 2009, as at June 30, 2009 and for period July 2009 to March 2010 nine-month period are being presented for comparative figures illustration purpose only.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation and Consolidation

Pursuant to the Share Exchange Agreement, Link Resources, Inc. accounted for the transaction as reverse recapitalization according to ASC 805-40-25-1 so that the Share Exchange was considered a reverse recapitalization with Chance High as the accounting acquirer and Link Resources, Inc. as the accounting acquiree.  As the transaction between Link Resource Inc. and Chance High Limited is treated as reverse acquisition, no goodwill was recorded.  The historical financial statements the Company therefore include those of Chance High and its subsidiaries (WFOE and Bohai) prior to the consummation of the Share Exchange and those of Link Resources, Chance High and its subsidiaries after the consummation of the Share Exchange.  Intercompany transactions and balances are eliminated in consolidation.  Pursuant to an Agreement and Plan of Merger that Link Resources, Inc. entered into on January 29, 2010, Link Resources Inc. changed its corporate name to “Bohai Pharmaceuticals Group, Inc.”  The sole purpose of such merger was to effect a change of the Company’s corporate name.

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

Initial measurement of VIE - The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their carrying amount at the date of the acquisitions.

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

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivables, other receivables and prepayments, short-term borrowings, accounts payables, derivative instruments, and other accrued liabilities are at their fair values due to the maturity of such instruments.

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

(j)	Accounting for the Impairment of Long-Lived Assets

The Group adopted FASB standard No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Group believes that, as of March 31, 2010 and June 30, 2009, there were no significant impairments of its long-lived assets.

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

The return policy of goods is recognized in actual basis when the goods sold were being returned by customer then the closing balance of the period/year is actually deducted by the increment of relevant cost of sales.  As the sales return rate is low and immaterial, no such provision is required to be made.

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

None of the above new pronouncements has current application to the Group, but may be applicable to the Company’s future financial reporting.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following :

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Prepayment for advertising and promotion	$2,925,645	$1,736,025
Loan to a third party	-	1,465,000
Other receivables	3,312,433	9,792,775
Deposit for closing of private placement	731,491	-

	$6,969,569	$12,993,800

Loan to a third party is unsecured, interest bearing at 5.31% per annum and repayable on June 8, 2010.

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from a equity holder consists of the following :

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Amount due from a equity holder	$-	$1,465,000

The amount due from an equity holder is unsecured, interest bearing at 3.93% per annum and has no fixed term of repayment.

6.	INVENTORIES

Inventories consist of the following :

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$393,475	$250,405
Finished goods	577,189	57,429

Total inventories	$970,664	$307,834

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Pharmaceuticals formulas, at cost	$17,273,007	$17,298,720

8.	PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment:

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)
Cost
Leasehold land and buildings	$7,598,806	$7,447,211
Plant and equipment	1,235,146	1,156,557
Office equipment	77,597	74,700
Motor vehicles	412,954	389,075

Total	9,324,503	9,067,543

Accumulated depreciation
Leasehold land and buildings	553,961	414,133
Plant and equipment	671,032	617,279
Office equipment	20,660	10,681
Motor vehicles	132,635	112,768

Total	1,378,287	1,154,861

Construction in progress	-	236,597

Net
Leasehold land and buildings	7,044,845	7,033,078
Plant and equipment	564,114	539,278
Office equipment	56,936	64,019
Motor vehicles	280,320	276,307

Property, plant and equipment, net	$7,946,215	$8,149,279

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

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company issued 6,000,000 units of senior convertible promissory notes (the “Notes”) in aggregate principal amount of $12,000,000 to accredited investors (the “Holders”).  The Notes provide that the Company shall pay the Holders the aggregate sum of $12,000,000 in lawful money of the United States of America, with interest payable thereon at the rate of 8% per annum.  The principal amount of the Notes and all accrued but unpaid interest thereon shall be paid in full to the Holder on the 2 year anniversary of the Closing Date (January 5, 2012) (the “Maturity Date”).

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

FASB accounting standard ASC 815-40-15 (EITF 07-05) determines whether an instrument (or embedded feature) is indexed to an entity's own stock.  This accounting standard specifies that a contract which would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This accounting standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

Under ASC 815-40-15, the Warrants, which were previously treated as equity pursuant to the derivative treatment exemption, are no longer afforded equity treatment because the Warrants have a “weighted average” downward ratchet provision on the Warrant exercise price.  As a result, the Warrants are not considered indexed to the Company’s own stock, and, as such, all future changes in the fair value of the Warrants will be recognized as earnings until such time as the Warrants are exercised or expire. Similarly, the embedded conversion option in the Notes should be separately accounted for as a derivative and measured at fair value through earnings each period until such time as the Notes are converted or expired because the Notes also have a “weighted average” downward ratchet provision on the conversion price.

Because the Notes and Warrants require liability classification and fair value measurements, accounting for the differences on fair value measurement each period will be immediately charged separately to earnings as of January 5, 2010, the Notes and Warrants will be recorded separately at fair values as liabilities.

The Warrants do not trade in an active securities market, and as such, the Company has estimated the fair value of the Warrants using the Black-Scholes-Merton option pricing model using the assumptions such as expected volatility, annual dividend yield, expected life, risk free interest rate.  Expected volatility is based on historical volatility of a similar U.S. public company due to limited trading history of the Common Stock.  The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining term of the Warrants.  The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the Warrants.  The expected dividend yield was based on the Company’s current and expected dividend policy.

The fair value of derivative liabilities is shown as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
	RESTATED

Convertible notes liabilities	$600,000	$-
Warrant liabilities	85,800	-

	$685,800	$-

13.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Accommodation	$1,106,984	$565,205	$2,880,151	$2,724,140
Advertising and promotion	2,767,549	2,251,404	8,732,252	5,834,757
Commission	1,060,462	1,503,000	3,464,415	4,726,934
Conference	738,898	3,106	3,070,497	10,159
Depreciation	9,397	118	27,872	353
Staff costs	608,263	566,413	1,571,400	1,256,934
Travelling	717,766	1,132,551	2,000,775	1,933,017
Research and development cost	146,640	147,972	442,046	38,492
Other operating expenses	2,309,630	1,500,361	6,282,061	5,150,493

	$9,465,589	$7,670,130	$28,471,469	$21,675,279

14.	INTEREST EXPENSES

Interest expenses consist of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest on short-term borrowings wholly repayable within 1 year	$33,907	$59,921	$190,215	$168,422

Interest on convertible promissory notes	226,667	-	226,667	-

	$260,574	$59,921	$416,883	$168,422

15.	FINANCE AND NON-OPERATING EXPENSE

Finance and non-operating expense consists of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Cost of private placement occurred on January 5, 2010	$1,287,901	$-	$1,287,901	$-

Derivative liabilities	685,800	-	685,800	-

Non-operating expense	1	4,618	22,093	4,682

	$1,973,702	$4,618	$1,995,794	$4,682

16.	INCOME TAXES

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income/(loss)
Before tax
- PRC	$3,301,968	$2,528,404	$9,917,180	$7,437,907
- US & others	(2,519,340)	-	(2,915,722)	-

	$782,628	$2,528,403	$7,001,459	$7,437,907

Income tax expense	$585,135	$423,569	$2,193,931	$1,224,833

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

(b)	Issued 687,500 shares to Cawston Enterprises Limited and 450,000 shares to Regeneration Capital Group, LLC and its affiliates as consulting services fees rendered to the Company.

As of March 31, 2010, the Company has 150,000,000 shares of common stock authorized and 16,250,000 shares of common stock issued and outstanding.

Additional paid-in capital

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Additional paid-in capital	$3,378,203	$2,974,520

19.	STATUTORY RESERVES

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash expenses, namely changes in fair value of our convertible notes and warrants, shown in the below chart, of $685,800 due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 (EITF 07-05) accounting standard as discussed in footnote #12 to the accompanying financial statements.

Management believes that these Non-GAAP financial measures are useful to investors in that they provide supplemental information to possibly better understand the underlying business trends and operating performance of our company.  We use these Non-GAAP financial measures to evaluate operating performance.  However, Non-GAAP financial measures should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP.

	Three Months Ended
	March 31,
				Increase
	2010		2009	(Decrease)
Net Income -GAAP	$197,493		$2,104,834	$(1,907,341)
Add Back:
Change in fair value of warrants	85,800	(a)	-	85,800
Change in fair value of convertible notes	600,000	(a)	-	600,000
Adjusted Net Income -non-GAAP	$883,293		$2,104,834	$(1,221,541)

	Nine Months Ended
	March 31,
				Increase
	2010		2009	(Decrease)
Net Income -GAAP	$4,807,528		$6,213,074	$(1,405,546)
Add Back:
Change in fair value of warrants	85,800	(a)	-	85,800
Change in fair value of convertible notes	600,000	(a)	-	600,000
Adjusted Net Income -non-GAAP	$5,493,328		$6,213,074	$(719,746)

(a)           We adopted the provisions of a FASB accounting standard, ASC 815 (EITF 07-05), which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. As a result of adopting this accounting standard, the convertible notes and warrants we issued on January 5, 2010 are not considered indexed to our company’s own stock because both the convertible notes and warrants have a “weighted average” downward ratchet provision on the exercises. Because the convertible notes and warrants require liability classification and fair value measurements, accounting for the differences on fair value measurement each period will be immediately charged separately to earnings as of January 5, 2010, the convertible notes and warrants will be recorded separately at fair values as liabilities. As a result of these measurements, we recognized a non-cash charge of $685,800 from the change in fair value for the three months ended March 31, 2010.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008. Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the PRC which are based on traditional Chinese medicine. We are based in the city of Yantai, Shandong Province, China.

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

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.” On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High, the parent company of Yantai Bohai Pharmaceuticals Group Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements.

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

Operating Results

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited) RESTATED	(unaudited)

Sales	$15,323,878	$12,476,400
Less: Sales Tax	(231,870)	(200,622)
Net sales	15,092,008	12,275,778
Cost of sales	(2,609,515)	(2,019,864)
Gross profit	12,482,493	10,255,914
Selling, general and administrative expenses	(9,465,589)	(7,670,130)
Interest expenses	(260,574)	(52,921)
Operating income	2,756,330	2,532,863
Other income	-	158
Finance and non-operating costs	(1,973,702)	(4,618)
Income before taxes	782,628	2,528,403
Income taxes	(585,135)	(423,569)
Net income	$197,493	$2,104,834

Sales

Net Sales for the three months ended March 31, 2010 increased by approximately $2,816,230, or 22.94%, to $15,092,008 as compared to $12,275,778 for the three months ended March 31, 2009.  This increase was primarily due to the significant increase of our revenue on all the products as a result of the marketing strategy we implemented during the three months ended March 31, 2010.

Cost of Sales

Our cost of sales for the three months ended March 31, 2010 was $ 2,609,515 as compared to $2,019,864 for the three months ended March 31, 2009, representing an increase of 29.19%.  The increase was mainly attributable to the increase in cost of raw material by $265,960 as a result of the increase of sales.

Gross Profit

We achieved gross profit of $12,482,493 for the three months ended March 31, 2010, compared to $10,255,914 for the same quarter of the previous year, representing a 21.71 % quarter to quarter increase.  Our overall gross profit margin as a percentage of revenue are 82.71% and 83.30% for the three months ended March 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $1,795,459, to $9,465,589, for the three months ended March 31, 2010, from $7,670,130 for the same quarter of the previous year.  This increase was mainly attributable to an increase of advertising expense and sales conferences this quarter compared to the same quarter last year. We increased product promotion activities through various media, especially through television advertising in different provinces within the PRC during the quarter compared to the same quarter last year.

Interest Expense

Interest expense was $260,574 for the three months ended March 31, 2010, compared to $52,921 for the three months ended March 31, 2009.  The increase represents accrued interest from our issuance of convertible promissory notes during the period ended March 31, 2010.  The proceeds from the notes were used for working capital and capital expenditures for the expansion of production through acquisition of plants and machinery to improve the efficiency of our production lines.

Finance and Non-Operating Costs

Finance and non-operating costs was $1,973,702 for the period ended March 31, 2010 compared to $4,618 from the same quarter last year, an increase of $1,969,084.  The increase was principally due to the finance cost of $1,287,902 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010 and to non-operating expense related to non-cash activities on fair value measurement totaling $685,800 for our convertible notes and warrants issued in connection with such private placement on January 5, 2010.

Income Tax

Our provisions for income taxes for the three months ended March 31, 2010 and 2009 were $585,135 and $423,569, an increase of $161,566 or 38.14% from period to period.  Certain corporate expenses such as financing costs and changes in derivative liabilities were permanently excluded from Chinese income tax calculations.  If such non-taxable expenses are excluded, the ratios between provisions for income taxes and operating income solely generated from Bohai, our operating company in China, would be 17.12% and 16.75%, respectively for the three months ended March 31, 2010 and 2009.

Net Income

We had a net income of $197,493 for the three months ended March 31, 2010, as compared to net income of $2,104,834 for the three months ended March 31, 2009.  The decrease in net income was primarily attributable to a significant increase of finance cost of $1,287,902 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010 and to non-operating expenses related to non-cash activities on fair value measurement of $685,800 for our convertible notes and warrants issued in January 5, 2010.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

The following table sets forth our statement of operations for the period indicated:

	Nine Months Ended March 31,
	2010	2009
	(unaudited) RESTATED	(unaudited)

Sales	$46,072,455	$35,833,215
Less: Sales Tax	(729,975)	(580,207)
Net sales	45,342,480	35,253,008
Cost of sales	(7,475,740)	(5,966,876)
Gross profit	37,866,740	29,286,132
Selling, general and administrative expenses	(28,471,469)	(21,675,279)
Interest expenses	(416,882)	(168,422)
Operating income	8,978,389	7,442,431
Non-operating income	18,864	158
Finance and non-operating costs	(1,995,794)	(4,682)
Income before taxes	7,001,459	7,437,907
Income taxes	(2,193,931)	(1,224,833)
Net income	$4,807,528	$6,213,074

Sales

Net sales for the nine months ended March 31, 2010 was $45,342,480, an increase of approximately $10,089,472, or 28.62%, from $35,253,008 in the nine months ended March 31, 2009. This increase was primarily due to the significant increase of our revenue on all the products as a result of the marketing strategy we have implemented since the calendar year ended December 31, 2009.

Cost of Sales

Our cost of sales for the nine months ended March 31, 2010 was $7,475,740 as compared to $5,966,876 for the nine months ended March 31, 2009, representing an increase of $1,508,864, or 25.28%. The increase was mainly attributable to the increase of raw materials cost by $1,033,246 as a result of the increase of sales.

Gross Profit

For the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, we generated gross profit of $37,866,740 and $29,286,132, respectively, reflecting an increase of approximately $8,580,608, or 29.30%. The increase in our gross profit was mainly due to significantly increase of sales income.

Selling, General and Administrative Expenses

We incurred general and administrative expenses of $28,471,469 for the nine months ended March 31, 2010, representing an increase of $6,796,190, or 31.35%, compared to $21,675,279 for the nine months ended March 31, 2009. This increase was mainly due to the increase of costs of advertising and sales conferences throughout China.

Interest Expense

Interest expense was $416,882 for the nine months ended March 31, 2010, compared to $168,422 for the nine months ended March 31, 2009. The increase represents accrued interest from our issuance of convertible promissory notes during the period ended March 31, 2010. The proceeds from the notes were used for working capital and capital expenditures for the expansion of production through acquisition of production plants and machinery to improve the efficiency of our production lines.

Finance and non-operating costs

Finance and non-operating costs were $1,995,794 for the nine months ended March 31, 2010 compared to $4,682 from the nine months ended March 31, 2009, an increase of $1,991,112. The increase was principally due to the finance cost of $1,287,902 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010 and to non-operating expense related to non-cash activities on fair value measurement totaling $685,800 for our convertible notes and warrants issued on January 5, 2010.

Income Tax

For the nine months ended March 31, 2010 and 2009, income tax expenses were $2,193,931 and $1,224,833 respectively, representing an increase of $969,098, or 79.12%. Certain corporate expenses such as financing costs and changes in derivative liabilities were permanently excluded from Chinese income tax calculations. If such non-taxable expenses are excluded, the income tax expenses would represent 23.04% and 16.46% of the operating income generated from our major operating subsidiary, Bohai, for the nine months ended March 31, 2010 and 2009, respectively. The increase was mainly due to an increase of income before tax generated from our Bohai subsidiary for the period ended March 31, 2010 compared to the period ended March, 31, 2009, as well as an under estimate of tax expenses for the nine months ended on March 31, 2009 compared to the same periods in 2010.

Net Income

We had net income of $4,807,528, or 10.60% of net revenue, for the nine months ended March 31, 2010, as compared to net income $6,213,074, or 17.62% of net revenue, for the nine months ended March 31, 2009, representing a decrease of $1,405,546, or 22.62%. The decrease in our net income was mainly due to the financings costs and non-cash charges totaling $1,973,702 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods and short term loans from financial institutions in China. Net cash used in operating activities for the three months ended March 31, 2010 was $2,711,889 compared to net cash provided by operating activities of $2,503,932 for the three months ended March 31, 2009. During the three months ended March 31, 2010, net cash used from operating activities was $2,711,889, and cash borrowed from bank and investors amounted to $4,393,665 and $12,000,000 respectively and repayment of borrowing from previous period amounted to $4,381,153, which resulted in a net cash inflow of $7,915,403. We may seek to raise additional capital through sales of common stock, as well as seeking financing from third parties.

Operating activities

For the three months ended March 31, 2010, cash used in operating activities totaled $2,711,889 compared to cash provided by operating activities of $2,503,932 for the three months ended March 31, 2009. This was primarily attributable to cash used in prepayment for other payable during the three month ended March 31, 2010.

Investing activities

For the three months ended March 31, 2010, net cash outflow for investing activities was approximately $84,518 compared to net cash used by investing activities of $191,977 in the three months ended March 31, 2009. This decrease on net cash used by investing activities was primarily attributable to decrease on cash used for purchase of property plant and equipment during the period.

Financing activities

Financing activities provided net cash inflow of $10,711,810 during the three months ended March 31, 2010. The net cash inflow was primarily as a result of issue of convertible promissory notes during the period. As of March 31, 2010, the proceeds from short-term borrowings and convertible promissory notes amounted to $4,393,665 and $12,000,000 respectively and the repayment of borrowings amounted to $4,381,153 resulted in a net cash inflow by financing activities of $10,711,810.

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

Notwithstanding the foregoing, subsequent to March 31, 2010, and in response to comments received by the Company from the staff of the U.S. Securities and Exchange Commission, the Company voluntarily restated its financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the period ended March 31, 2010, which restatements are more fully described in this Quarterly Report on Form 10-Q/A.

In light of such restatements, the Company’s executive officers and the Board of Directors are assessing the effect of such restatements on the Company’s internal control over financial reporting and its disclosure controls and procedures. In order to assess and correct any deficiencies in the Company’s financial reporting and its disclosure controls and procedures, the Company has interviewed and planned to hire several independent directors to focus on internal controls and procedures and has also retained an outside accounting and consulting firm to assist the Company with its Sarbanes-Oxley implementation program.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)           Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

Dated: June 24, 2010	By:	/s/ Hongwei Qu
Name: Hongwei Qu Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Gene Hsiao
Name: Gene Hsiao Title: Chief Financial Officer (Principal Accounting Officer)