Form 10-Q/A
period 2010-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2010-08-12
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

As of August 11, 2010, there were 16,500,000 shares of company common stock issued and outstanding.

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 and amended on June 24, 2010 (“Amendment No. 1”), in order to further restate its financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations based on the Company’s review of and responses to certain comments from the staff of the SEC.

Specifically, the Company is filing Amendment No. 2 primarily to make further adjustments to its financial statements and related disclosures in order to properly: (i) account for the fair value for its outstanding 8% convertible notes and common stock purchase warrants issued on January 5, 2010, (ii) disclose the Company’s valuation assumptions related thereto and (iii) reflect the amortization of the costs associated with the issuance of the Notes and Warrants.  See, in particular, Footnote 12 and Footnote 23 to the accompanying financial statements.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q/A
(Amendment No. 2)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2009 (audited) and March 31, 2010 (restated)	1

	Condensed Consolidated Statements of Income for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010 (restated)	2

	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2009 and 2010, and for the nine months ended March 31, 2009 and 2010 (restated)	3

	Notes to Condensed and Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4(T).	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 6.	Exhibits	34

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

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND JUNE 30, 2009

		As of	As of
		March 31,	June 30,
	Notes	2010	2009
		(Unaudited)	(Audited)
		RESTATED
ASSETS
Current assets
Cash and cash equivalents		$15,574,909	$2,493,510
Accounts receivable		11,530,595	11,096,866
Other receivables and prepayments	4	6,969,569	12,993,800
Amount due from equity holder	5	-	1,465,000
Inventories	6	970,664	307,834

Total current assets		35,045,737	28,357,010

Non-current assets
Property, plant and equipment, net	8	7,946,215	8,149,279
Intangible assets	7	17,273,007	17,298,720
Deferred fees on convertible notes	13	1,898,877	-

Total non-current assets		27,118,099	25,447,999

TOTAL ASSETS		$62,163,836	$53,805,009

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	9	$4,381,153	$5,860,000
Notes payable	10	-	400,000
Accounts payable		842,350	971,208
Other accrued liabilities	11	1,941,088	12,339,355
Income taxes payable	17	1,389,733	677,666

Total current liabilities		8,554,324	20,248,229

Derivative liabilities – investor warrants	12	4,839,673	-
Derivative liabilities – agent warrants	12	483,967	-
Convertible notes, net of amortization (6,000,000 units with 8% interest)	12	121,127	-

TOTAL LIABILITIES		13,999,091	20,248,229

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,250,000 shares issued and outstanding as of March 31, 2010, 3,450,000 shares issued and outstanding as of June 30, 2009	19	16,250	3,450
Additional paid-in capital	19	9,553,666	2,974,520
Capital reserve		5,836,000	5,836,000
Accumulated other comprehensive income		382,108	490,931
Statutory reserves		2,974,137	2,201,811
Retained earnings		29,402,584	22,050,068
Total stockholders’ equity		48,164,745	33,556,780

TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY		$62,163,836	$53,805,009

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		RESTATED		RESTATED

Sales		$15,323,878	$12,476,400	$46,072,455	$35,833,215

Less: Sales Tax		(231,870)	(200,622)	(729,975)	(580,207)

Net sales		15,092,008	12,275,778	45,342,480	35,253,008

Cost of sales		(2,609,515)	(2,019,864)	(7,475,740)	(5,966,876)

Gross profit		12,482,493	10,255,914	37,866,740	29,286,132

Selling, general and administrative expenses	14	(9,202,873)	(7,670,130)	(28,208,753)	(21,675,279)

Interest expenses	15	(381,700)	(52,921)	(538,008)	(168,422)

Operating income		2,897,920	2,532,863	9,119,979	7,442,431

Other income		-	158	18,864	158

Finance and non-operating incomes (expenses)	16	829,773	(4,618)	807,681	(4,682)

Income before taxes		3,727,693	2,528,403	9,946,524	7,437,907

Income taxes	17	(585,135)	(423,569)	(2,193,931)	(1,224,833)

Net income		$3,142,558	$2,104,834	$7,752,593	$6,213,074

See accompanying notes to the financial statements

BOHAI PHARMACEUTICALS GROUP CO., LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Cash flows from operating activities
Net income	$3,142,558	$2,104,834	$7,752,593	$6,213,074
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities
Depreciation	84,518	213,912	224,656	284,387
Loss on disposals of property, plant and equipment	-	-	10,942	-
Amortization of deferred fees on convertible notes	253,577	-	253,577	-
Interest expense on convertible notes	121,126	-	121,126	-
Change in fair value of warrants	(1,083,350)	-	(1,083,350)	-

Changes in assets and liabilities
Decrease/ (increase) in accounts receivable	250,769	(1,383,561)	(433,728)	(1,119,683)
Decrease in other receivables and prepayments	6,504,589	546,973	4,127,297	8,311,379
Decrease/ (increase) in amount due from equity holder	-	-	1,465,000	(108,426)
(Increase)/ decrease in inventories	(198,160)	206,841	(662,830)	138,503
Decrease/ (increase) in accounts payable	87,292	(257,958)	(128,858)	(1,923,974)
(Decrease)/ increase in accrued liabilities	(11,338,820)	783,952	(10,407,917)	(12,430,148)
(Decrease)/ increase in income taxes payable	(273,202)	288,939	2,905,998	1,453,411

Net cash (used in)/ provided by operating activities	(2,449,103)	2,503,932	4,144,506	818,523

Cash flows from investing activities
Purchases of property, plant and equipment	(84,518)	(191,977)	(280,804)	(505,153)
Proceeds from disposals of property, plant and equipment	-	-	-	-

Net cash used in investing activities	(84,518)	(191,977)	(280,804)	(505,153)

Cash flows from financing activities

Cash fees on placement agent and other financing costs	(1,570,000)	-	(1,570,000)	-
Proceeds of convertible promissory notes	12,000,000	-	12,000,000	-
Proceeds of borrowings	4,381,153	1,314,713	4,381,153	4,382,377
Repayment of borrowings	(4,393,665)	(1,896,700)	(5,860,000)	(3,271,413)

Net cash provided by/ (used in) financing activities	10,417,488	(581,987)	8,951,153	1,110,964

Net increase in cash and cash equivalents	7,883,867	1,729,968	12,814,855	1,424,334

Effect of foreign currency translation on cash and cash equivalents	(201,866)	(26,482)	266,544	227,015

Cash and cash equivalents at beginning of period	7,892,908	776,913	2,493,510	829,050

Cash and cash equivalents at end of period	$15,574,909	$2,480,399	$15,574,909	$2,480,399

Supplemental cash flow information:
Interest paid on convertible notes	$226,667	$-	$226,667	$-

Placement agent warrants issued	$582,454	$-	$582,454	$-

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

Chance High owns 100% of the issued and outstanding capital stock of the Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“WFOE”).  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President (“Qu”), pursuant to which WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The Company, Chance High, WFOE and Bohai are referred to herein collectively as the “Group”.

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

(a)           Basis of Presentation and Consolidation

Pursuant to the Share Exchange Agreement, Link Resources, Inc. accounted for the transaction as reverse recapitalization according to ASC 805-40-25-1 so that the Share Exchange was considered a reverse recapitalization with Chance High as the accounting acquirer and Link Resources, Inc. as the accounting acquiree.  As the transaction between Link Resource Inc. and Chance High Limited is treated as reverse acquisition, no goodwill was recorded.  The historical financial statements of the Company therefore include those of Chance High and its subsidiaries (WFOE and Bohai) prior to the consummation of the Share Exchange and those of Link Resources, Chance High and its subsidiaries after the consummation of the Share Exchange.  Intercompany transactions and balances are eliminated in consolidation.  Pursuant to an Agreement and Plan of Merger that Link Resources, Inc. entered into on January 29, 2010, Link Resources Inc. changed its corporate name to “Bohai Pharmaceuticals Group, Inc.”  The sole purpose of such merger was to effect a change of the Company’s corporate name.

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

Under Consultant Service Agreement entered between WFOE and Bohai on December 7, 2009, Bohai agreed to pay all of net income to WOFE quarterly as consultant fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai.

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

Accounting after initial measurement of VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as “Primary Beneficiary” or “PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

(b)	Economic and Political Risks

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

In preparing the condensed consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, derivative liabilities, and the estimation on useful lives of plant and machinery.  Actual results could differ from those estimates.

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

Intangible assets consist of  “Pharmaceutical Formulas”, acquired with indefinite useful live are measured initially at cost and not subject to amortization shall be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss should be recognized. Subsequently reversal of a recognized impairment loss is prohibited.

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

Construction in progress primarily represents costs incurred to construct the Group’s corporate campus and machinery under construction.  The corporate campus was completed and at began production in 2009.  Assets under construction are not depreciated until the construction is completed and the assets are ready for their intended use.

(j)	Accounting for the Impairment of Long-Lived Assets

The Group uses ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360.  ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Group believes that, as of March 31, 2010 and June 30, 2009, there were no significant impairments of its long-lived assets.

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

The Group reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. At March 31, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share

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

None of the above new pronouncements has current application to the Group, but may be applicable to the Company’s future financial reporting.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Prepayment for advertising and promotion	$2,925,645	$1,736,025
Loan to a third party	-	1,465,000
Other receivables	3,312,433	9,792,775
Deposit for closing of private placement	731,491	-

Total other receivables and prepayments	$6,969,569	$12,993,800

Loan to a third party is unsecured, interest bearing at 5.31% per annum and repayable on June 8, 2010.

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from an equity holder consists of the following:

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)

Amount due from a equity holder	$-	$1,465,000

The amount due from an equity holder is unsecured, interest bearing at 3.93% per annum and has no fixed term of repayment.

6.	INVENTORIES

Inventories consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$393,475	$250,405
Finished goods	577,189	57,429

Total inventories	$970,664	$307,834

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Pharmaceuticals formulas, at cost	$17,273,007	$17,298,720

8.	PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property, plant and equipment:

	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(Audited)
Cost
Leasehold land and buildings	$7,598,806	$7,447,211
Plant and equipment	1,235,146	1,156,557
Office equipment	77,597	74,700
Motor vehicles	412,954	389,075

Total	9,324,503	9,067,543

Accumulated depreciation
Leasehold land and buildings	553,961	414,133
Plant and equipment	671,032	617,279
Office equipment	20,660	10,681
Motor vehicles	132,635	112,768

Total	1,378,287	1,154,861

Construction in progress	-	236,597

Net
Leasehold land and buildings	7,044,845	7,033,078
Plant and equipment	564,114	539,278
Office equipment	56,936	64,019
Motor vehicles	280,320	276,307

Property, plant and equipment, net	$7,946,215	$8,149,279

Depreciation expenses for the three months and nine months ended March 31, 2010 were $84,518 and $224,656 respectively.

As of March 31, 2010 and June 30, 2009, Bohai had pledged plant and machinery having a carrying amount of $552,710 and $562,331 to secure a bank loan to Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of March 31, 2010 consist of the following:

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

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Accrued selling expenses	$579,545	$1,677,026
Accrued staff costs	212,198	173,130
Value added tax payable	716,822	709,688
Other accrued expenses	206,865	77,374
Others payable	225,658	9,702,137

Total other accrued liabilities	$1,941,088	$12,339,355

12.         CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 128 accredited investors (the “Investors”), the Company sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 and one common stock purchase warrant (each, an “Investor Warrant” and collectively, the “Investor Warrants”).  By agreement with the Investors, each investor received: (i) a single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant representing the aggregate number of Investor Warrants purchased by them as part of the units.

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company.  No principal payments are required until maturity of the Notes on January 5, 2012.  Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.  The 128 Notes issued have face amounts that range from $43,200 to $500,000.

The conversion price of the Notes is subject to standard anti-dilution adjustments for stock splits and similar events.  In addition, in the event the Company issue or sells any additional shares of Common Stock or instruments convertible or exchangeable for Common Stock at a price per share less than the conversion price then in effect or without consideration, then the conversion price upon each such issuance will be adjusted to that price determined by multiplying the conversion price then in effect by a fraction: (1) the numerator of which is the sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock which the aggregate consideration for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the conversion price then in effect, and (2) the denominator of which is the number of shares of Common Stock outstanding immediately after the issuance of such additional shares of Common Stock. Notwithstanding any provision of the Note to the contrary, no adjustment will cause the conversion price to be less than $1.00, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction.

The Notes contain certain Events of Default, including non-payment of interest or principal when due, bankruptcy, failure to maintain a listing of the Common Stock or to make required filings on a timely basis.  No premium is payable by the Company if an Event of Default occurs.  However, upon an Event of Default, and provided no more than 50% of the aggregate face amount of the Notes have been converted, the Investors holding Notes have the right to receive a portion, based on their pro-rata participation in the transaction, of 1,000,000 shares of the Company’s Common Stock that have been placed in escrow by the Company’s principal stockholder. The shares in escrow will be returned to the principal stockholder when 50% of the aggregate face amount of the Notes has been converted or, if later, when the Notes are repaid.

The Investor Warrants expire on January 5, 2013 and may be exercised by the holder at any time to purchase one share of Common Stock at an exercise price of $2.40 per share (subject to adjustment as set forth in the Investor Warrants).  The exercise price of the Investor Warrants is subject to adjustment in the same manner as the conversion price of the Notes described above, except that the exercise price will not be adjusted to less than $1.20, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction.  The Investor Warrants may only be exercised for cash and do not permit the holder to perform a cashless exercise.

In connection with the sale of the units, the Company paid its placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants (the “Placement Agent Warrants” and, together with the Investor Warrants, the “Warrants”) to purchase 600,000 shares of Common Stock, which warrants are substantially identical to the Investor Warrants, except that, pursuant to separate lock-up agreements executed by the holders of the Placement Agent Warrants, the Placement Agent Warrants are not exercisable until the six month anniversary of the later of: (i) the date of effectiveness of the registration statement registering the resale of the Common Stock underlying the Notes and Warrants or (ii) the date of commencement of sales in connection with such registration statement.

In addition to the placement agent fee, the Company paid $370,000 of legal and other expenses.  As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by the Company and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow.  The interest escrow will be released to the Company at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes.  After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, the Company received net proceeds of $9,690,000.  At March 31, 2010, $731,491 remained in escrow and is included in Other Receivables and Prepayments (see Note 4).

The Company also entered into a Registration Rights Agreement with the Investors.  The Company agreed to file, no later than March 6, 2010, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than August 13, 2010.  The required registration statement was filed on March 2, 2010 but has not become effective as of March 31, 2010.  If the registration statement is not effective by the due date or if, after the effective date, sales of securities  included in the registration statement cannot be made (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to the registration statement, to register a sufficient number of shares of Common Stock or to maintain the listing of the Common Stock) then, as liquidated damages (and in complete satisfaction and to the exclusion of any claims or remedies inuring to any holder of the securities) the Company is required to pay an amount in cash equal to 1% of the aggregate purchase price paid by the Investors on each of the following dates: (i) 20 days following the date of a Filing Failure; (ii) 20 days following the date of an Effectiveness Failure; (iii) 30 days following the initial day of a Maintenance Failure; (iv) on every thirtieth day thereafter (pro-rated for periods totaling less than thirty days) until such failure is cured. The payments to be made by the Company are limited to a maximum of 6% of the aggregate amount paid by the Investors ($720,000).  As of March 31, 2010, the Company does not expect to incur any registration delay payments and has not accrued any such payments.

On and effective as of June 30, 2010, the Company entered into an Amendment and Agreement with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, except for the standard anti-dilution adjustments for stock splits and similar events, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, the Company agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  This Amendment will not change the Company’s accounting for the Notes and the Warrants described below.

Valuation

At the time the Notes and Warrants were issued, there had not been any market activity for the Common Stock.  Accordingly, determining the fair value of the Common Stock required the Company to make complex and subjective judgments.  The Company estimated the value of its enterprise as of January 5, 2010 based on a review of the enterprise value derived from the use of market and income valuation approaches.  The Company also reviewed an asset-based approach to assess whether the result of such an approach was consistent with the value derived from the market and income valuation approaches.  The market approach was based on the market price to earnings multiple for companies considered by management to be comparable to the Company.  The income approach was based on applying discount rates to estimated future net income.  The estimated enterprise value was then allocated to the Company’s existing outstanding Common Stock, the Notes and the Warrants using the option pricing method.  The option pricing method was based on the two year period to maturity of the Notes and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on a review of the historical volatility of companies considered by management to be comparable to the Company.

Based on the allocation of the estimated enterprise value, the Company estimated the fair value of the Common Stock at $2.28 per share, as of January 5, 2010.  The Investor Warrants and the Placement Agent Warrants were valued at $5,824,538 and $582,454, respectively, based on the estimated fair value of the Common Stock of $2.28, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.57% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 65%, based on a review of the historical volatility of companies considered by management to be comparable to the Company.  As noted above, prior to the June 30, 2010 Amendment described above, the Warrants contained a down-round anti-dilution protection feature.  As of January 5, 2010, the value of this feature was not considered to be material and no adjustment was made for it in the estimated fair value of the Warrants.

Accounting for Convertible Notes

At January 5, 2010 and March 31, 2010, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  On March 31, 2010, an initial trade of 500 shares of the Common Stock occurred in the market, the only trading activity during that period.  The Notes can be exercised only in whole but not in part and through March 31, 2010 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

In future periods, whether or not the embedded conversion option in each Note is considered to be a derivative instrument will depend on whether or not the aggregate number of shares to be received on exercise of each of the 128 Notes, which Notes can be exercised only in whole but not in part, could be readily sold in the market without significantly affecting the market price of the Common Stock, thus permitting the shares received by the holder of each Note to be readily convertible to cash.  At each reporting date, the Company will re-evaluate each Note, based on the level of activity in the market for the Common Stock at that time, to determine whether or not the embedded conversion option in each Note is a derivative instrument.  Depending on the trading volume for the Common Stock that develops in the future and the face amount of each Note, the embedded conversion option may be considered a derivative instrument for some Notes but not for others and its status as a derivative instrument may vary from period to period.

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met.  Because the Company’s functional currency is the Renminbi but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that the embedded conversion options are not considered to be indexed only to the Common Stock.  Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if the Company issued securities at a lower exercise or conversion price.  Because the requirement that the instruments be indexed only to the Common Stock is not met, the exemption in FASB ASC 815-10-15-74 will not be available and the Company will account for the embedded conversion options in the Notes as derivative instrument liabilities, if and when the shares to be issued on conversion are considered to be readily convertible to cash..

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  If and when the embedded conversion option in any of the Notes first qualifies as a derivative instrument, the fair value at that time of the embedded derivative instrument  will be re-classified and separately recognized and subsequently marked-to-market each reporting period, as long as the embedded conversion option continues to qualify as a derivative instrument.  If the embedded conversion option ceases to be a derivative instrument, it will be marked-to-market as of the date of re-classification but thereafter will no longer be marked-to-market.

Warrants

Because the Company’s functional currency is the Renminbi but the Warrants are denominated in U.S. Dollars, the Warrants are not considered to be indexed only to the Common Stock.  Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the exercise price of the Warrants  would be reduced if the Company issued securities at a lower exercise or conversion price.  In accordance with ASC 815-10-S99-4, the Warrants (including the Placement Agent Warrants) are accounted for at fair value, with changes in their fair value charged or credited to income each period.

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. At March 31, 2010, the Investor Warrants were re-valued at $4,839,673 using a binomial model, based on the closing market price on that date of $2.10, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.47% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 65%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above..  The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by the Company, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At March 31, 2010, the Placement Agent Warrants were re-valued at $483,967, based on the closing market price on that date of $2.10, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.47% and estimated volatility of 65%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants between January 5, 2010 and March 31, 2010 of $1,083,350 has been credited to income.

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,463 was allocated to the Notes.  Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share.  Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,463.  The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum.  Interest expense for the period ended March 31, 2010 was $347,793.  After payment of cash interest due on March 31, 2010 of $226,667, the amortized cost carrying value of the Notes at March 31, 2010 was $121,127.

Escrowed Shares

As of January 5, 2010 and at March 31, 2010, the Company’s principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).  The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal.  Accordingly, at January 5, 2010 and March 31, 2010, no liability for this obligation has been recognized.

Subsequent Conversions

On April 1, 2010, Notes with an aggregate face amount of $500,000 were converted into 250,000 shares of Common Stock.

13.	DEFERRED FEES ON CONVERTIBLE NOTES

The Company incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 12) that occurred on January 5, 2010.  The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
	RESTATED

Deferred fees, beginning balance on January 5, 2010	$2,152,454	$-
Amortization of deferred fees	(253,577)	-
Deferred fees, ending balance	$1,898,877	$-

14.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Accommodation	$1,106,984	$565,205	$2,880,151	$2,724,140
Advertising and promotion	2,767,549	2,251,404	8,732,252	5,834,757
Commission	1,060,462	1,503,000	3,464,415	4,726,934
Conference	738,898	3,106	3,070,497	10,159
Depreciation	9,397	118	27,872	353
Staff costs	608,263	566,413	1,571,400	1,256,934
Travelling	717,766	1,132,551	2,000,775	1,933,017
Research and development cost	146,640	147,972	442,046	38,492
Other operating expenses	2,046,914	1,500,361	6,019,345	5,150,493

Total selling, general and administrative expenses	$9,202,873	$7,670,130	$28,208,753	$21,675,279

15.	INTEREST EXPENSES

Interest expenses consist of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest on short-term borrowings wholly repayable within 1 year	$33,907	$52,921	$190,215	$168,422
Effective interest charge on Convertible Notes	347,793	-	347,793	-

Total interest expenses	$381,700	$52,921	$538,008	$168,422

16.	FINANCE AND NON-OPERATING (INCOMES) EXPENSES

Finance and non-operating expense consists of the following:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	RESTATED		RESTATED

Amortization of deferred fee – Convertible Notes	$253,577	$-	$253,577	$-

Change in fair value of warrants (credit)	(1,083,350)	-	(1,083,350)	-
Non-operating expense	-	4,618	22,092	4,682

Total finance and non-operating (incomes) expenses	$(829,773)	$4,618	$(807,681)	$4,682

17.	INCOME TAXES

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income before taxes	$3,727,693	$2,528,403	$9,946,524	$7,437,907

Income tax expenses	$585,135	$423,569	$2,193,931	$1,224,833

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

A reconciliation of the effective income tax rate to the US federal rate is as follows:

	March 31, 2010	June 30, 2009

United States Tax at statutory rate	$3,381,818	$2,528,889
Foreign tax rate difference	(1,187,887)	(1,384,301)
Exemption in taxation	(2,193,931)	(1,144,588)

	$-	$-

Certain of the Group’s revenue (including sales revenue) are subject to output VAT generally calculated at 6%, 7%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchase can be used to offset the output VAT.

The net amount of VAT expense for the 9 months ended are shown as follows:

	March 31, 2010	March 31, 2009

Net value added tax expense	$6,627,557	$5,274,607

18.	COMMITMENTS AND CONTINGENCIES

There are no foreseeable material commitments or contingencies as of March 31, 2010 and June 30, 2009.

19.	COMMON EQUITY

Common stock - $0.001 par value

	Note	Common Shares

Common shares outstanding - June 30, 2009		3,450,000

Shares issued for consulting services	a	1,137,500

Shares outstanding prior to January 5, 2010 reverse re-capitalization		4,587,500

Shares cancelled	b	(1,500,000)

Issued to shareholders of Chance High Limited under Share Exchange Agreement date January 5, 2010 (see Note 2)	b	13,162,500

As of March 31, 2010		16,250,000

(a)           Prior to the reverse re-capitalization, on December 17, 2009, the Company issued 687,500 shares to Cawston Enterprises Limited and 450,000 shares to Regeneration Capital Group, LLC and its affiliates for consulting services fees rendered to the Company.  As described in Note 2, for accounting purposes, Chance High is deemed to have acquired the Company as of January 5, 2010.  The fair value of these shares was accounted for by the Company prior to its acquisition by Chance High and is not reflected in these consolidated financial statements.

(b)           On the Closing Date, pursuant to the terms of the Share Exchange Agreement date January 5, 2010 (see Note 2), the Company acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, the Company issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share (the “Common Stock”).  In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

As of March 31, 2010, the Company has 150,000,000 shares of common stock authorized and 16,250,000 shares of common stock issued and outstanding.

20.	STATUTORY RESERVES

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

21.	FINANCIAL INSTRUMENTS

(a)	Credit Risk

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

(c)	Fair Value Estimation

All of the carrying amounts of the Group’s financial assets and liabilities of short term maturities approximate their fair values.

22.	SUBSEQUENT EVENTS

On and effective as of June 30, 2010, Bohai Pharmaceuticals Group, Inc. (the "Company") entered into an Amendment and Agreement (the “Agreement”) with Euro Pacific Capital, Inc., as investor representative (the “Investor Representative”), pursuant to which the Company and the Investor Representative agreed to make certain amendments to the Company's 8% subordinated, unsecured Convertible Promissory Notes, issued on January 5, 2010.  The Amendment will not result in any changes to the Company’s accounting for the Notes and Warrants.

Effective July 12, 2010, the board of directors (consisting of Hongwei Qu, the sole director) of Bohai Pharmaceuticals Group, Inc. (the "Company"), by written consent to action and pursuant to the Company's Amended and Restated Bylaws (which provides for a classified board of directors of the Company), appointed three persons to serve on the board of directors of the Company.

23.	RESTATEMENT

Based on comments received by the Company from the staff of the U.S. Securities and Exchange Commission, the Company recently identified certain errors in its previously issued financial statements for the three months and nine months ended March 31, 2010, which financial statements were originally issued on May 17, 2010 and were initially restated by the Company on June 24, 2010.  These errors, which have been corrected, resulting in the restated financial statements appearing herein, include the following items.  The accounting for these items is more fully described in Note 12.

(i)           the Warrants and the Investor Warrants (each as defined in Note 12) should be valued at fair market value and classified as a liability.

 (ii)         the Notes (as defined in Note 12) should be stated net of a beneficial conversion feature.

(iii)         the costs associated with the issuance of the Notes and Warrants have been deferred and are being amortized over the two year period to maturity of the Notes.

The Warrants are not afforded equity treatment and, as such, all future changes in the fair value of these Warrants will be recognized through earnings until such time as the Warrants are exercised or expire.

The Notes are accounted for net of a beneficial conversion feature and the beneficial conversion feature will be amortized as a component of interest expense over the term of the Notes.

The tables below reflect the resulting changes to the financial statements (with the numbers set forth under “As Previously Reported” being the results as disclosed in the Company’s initially restated financial statements filed on June 24, 2010):

	Three Months Ended March 31, 2010		Nine Months Ended March 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated

Statement of Income Data:
Net sales	$15,092,008	$15,092,008	$45,342,480	$45,342,480
Cost of sales	2,609,515	2,609,515	7,475,740	7,475,740
Gross profit	12,482,493	12,482,493	37,866,740	37,866,740

Selling, general and administrative expenses	9,465,589	9,202,873	28,471,469	28,208,753
Interest expense	260,574	381,700	416,882	538,008

Operating income	2,756,330	2,897,920	8,978,389	9,119,979

Other income	-	-	18,864	18,864
Finance and non-operating income (expense)	(1,973,702)	829,773	(1,995,794)	807,681

Income before taxes	782,628	3,727,693	7,001,459	9,946,524
Income taxes	585,135	585,135	2,193,931	2,193,931
Net income	$197,493	$3,142,558	$4,807,528	$7,752,593

Balance Sheet Data:

	March 31, 2010		June 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Current assets	$35,045,737	$35,045,737	$28,357,010	$28,357,010
Other non-current assets	25,219,222	25,219,222	25,447,999	25,447,999
Deferred fees on convertible notes	-	1,898,877	-	-
Total assets	60,264,959	62,163,836	53,805,009	53,805,009

Current liabilities	9,240,124	8,554,324	20,248,229	20,248,229
Derivative liabilities – warrants	-	5,323,640	-	-
Convertible notes, net	11,863,217	121,127	-	-
Total liabilities	21,103,341	13,999,091	20,248.229	20,248.229

Stockholders’ Equity
Additional paid-in capital	3,378,203	9,553,666	2,974,520	2,974,520
Retained earnings	26,457,519	29,402,584	22,050,068	22,050,068
Accumulated other comprehensive income	499,509	382,108	490,931	490,931
Other capital accounts	8,826,387	8,826,387	8,041,261	8,041,261
Total stockholders’ equity	39,161,618	48,164,745	33,556,780	33,556,780

Total liabilities and stockholders’ equity	$60,264,959	$62,163,836	$53,805,009	$53,805,009

The table below summarizes the effects of the changes made to the Company’s financial statements:

Statement of Income Data:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010

Net income, as previously reported	$197,493	$4,807,528
Adjustments:
Deferred fees	1,297,041	1,297,041
Interest expense on convertible notes	(121,126)	(121,126)
Change in warrant liabilities	1,769,150	1,769,150
Total net income adjustment	2,945,065	2,945,065

Net income, as restated	$3,142,558	$7,752,593

Balance Sheet Data:

	March 31, 2010	June 30, 2009

Total assets, as previously reported	$60,264,959	$53,805,009
Deferred fees on convertible notes, restated	1,898,877	—
Total assets, as restated	62,163,836	53,805,009

Total liabilities, as previously reported	21,103,341	20,248,229
Adjustments:
Convertible notes	(11,742,090)	—
Warrant liabilities, reclassified	685,800	—
Warrant liabilities, restated	4,637,840	—
Total liabilities adjustment	(7,104,250)	—

Total liabilities, as restated	13,999,091	20,248,229

Shareholders’ equity, as previously reported	39,161,618	33,556,780
Adjustments
Accumulated other comprehensive income, restated	(117,401)	—
Additional paid-in capital - beneficial conversion feature, restated	6,175,463	—
Net income adjustment, restated	2,945,065	—
Net Shareholders equity adjustment	9,003,127	—

Shareholders’ equity, as restated	$48,164,745	$33,556,780

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

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. We have obtained Drug Approval Numbers in China for 29 varieties of traditional Chinese herbal medicines in 2004 and we currently produce 10 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine. Of these 10 products, 5 are prescription drugs and 5 are over-the-counter products.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, derivative liabilities, and the estimation of useful lives of property, plant and equipment. Actual results could differ from those estimates.

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

Construction in progress primarily represents costs incurred to construct the Group’s corporate campus and machinery under construction.  The corporate campus was completed and at began production in 2009.  Assets under construction are not depreciated until the construction is completed and the assets are ready for their intended use.

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

Operating Results

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited) RESTATED	(unaudited)

Sales	$15,323,878	$12,476,400
Less: Sales Tax	(231,870)	(200,622)
Net sales	15,092,008	12,275,778
Cost of sales	(2,609,515)	(2,019,864)
Gross profit	12,482,493	10,255,914
Selling, general and administrative expenses	(9,202,873)	(7,670,130)
Interest expenses	(381,700)	(52,921)
Operating income	2,897,920	2,532,863
Other income	-	158
Finance and non-operating incomes (expenses)	829,773	(4,618)
Income before taxes	3,727,693	2,528,403
Income taxes	(585,135)	(423,569)
Net income	$3,142,558	$2,104,834

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

Selling, General and Administrative Expenses

Our operating expenses, consisting of selling, general and administrative expenses, increased by approximately $1,532,743, to $9,202,873, for the three months ended March 31, 2010, from $7,670,130 for the same quarter of the previous year.  This increase was mainly attributable to an increase of advertising expense and sales conferences this quarter compared to the same quarter last year.   We increased product promotion activities through various media, especially through television advertising in different provinces within the PRC during the quarter compared to the same quarter last year.

Interest Expense

Interest expense was $381,700 for the three months ended March 31, 2010, compared to $52,921 for the three months ended March 31, 2009, an increase of $328,779. The increase was principally due to effective interest charge of $347,793 on convertible notes issued in connection with a private placement on January 5, 2010.

Finance and Non-Operating Income (Expenses)

Finance and non-operating income was $829,773 for the period ended March 31, 2010 compared to non-operating expenses of $4,618 from the same quarter last year, an increase of income of $834,391.  The increase was principally due to non-cash income of $1,083,350 associated with a change in fair value of warrants, and amortization of deferred fees of $253,577 in connection with our private placement on January 5, 2010.

Income Tax

Our provisions for income taxes for the three months ended March 31, 2010 and 2009 were $585,135 and $423,569, an increase of $161,566 or 38.14% from period to period.  Certain corporate expenses such as amortization of financing cost, changes in derivative liabilities, and effective interest charges on convertible note were permanently excluded from Chinese income tax calculations.  If such non-taxable expenses were excluded, the ratios between provisions for income taxes and income before tax solely generated from Bohai, our operating company in China, would be 18.03% and 16.75%, respectively for the three months ended March 31, 2010 and 2009.

Net Income

We had a net income of $3,142,558 for the three months ended March 31, 2010, as compared to net income of $2,104,834 for the three months ended March 31, 2009, an increase in net income of $1,037,724.  The increase in net income was primarily attributable to incomes from non-operating incomes related to non-cash activities on fair value measurement of $1,083,350 for our warrants offset by effective interest charge of $347,793 and amortization of deferred fees of $253,577 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010.  The increase was also attributed by increase in total gross profit and offset by increase in advertising expenses this quarter compared to the same quarter last year.

Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

The following table sets forth our statement of operations for the period indicated:

	Nine Months Ended March 31,
	2010	2009
	(unaudited) RESTATED	(unaudited)

Sales	$46,072,455	$35,833,215
Less: Sales Tax	(729,975)	(580,207)
Net sales	45,342,480	35,253,008
Cost of sales	(7,475,740)	(5,966,876)
Gross profit	37,866,740	29,286,132
Selling, general and administrative expenses	(28,208,753)	(21,675,279)
Interest expenses	(538,008)	(168,422)
Operating income	9,119,979	7,442,431
Non-operating income	18,864	158
Finance and non-operating incomes (expenses)	807,681	(4,682)
Income before taxes	9,946,524	7,437,907
Income taxes	(2,193,931)	(1,224,833)
Net income	$7,752,593	$6,213,074

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

Selling, General and Administrative Expenses

We incurred general and administrative expenses of $28,208,753 for the nine months ended March 31, 2010, representing an increase of $6,533,474, or 30.14%, compared to $21,675,279 for the nine months ended March 31, 2009. This increase was mainly due to the increase of costs of advertising and sales conferences throughout China.

Interest Expense

Interest expense was $538,008 for the nine months ended March 31, 2010, compared to $168,422 for the nine months ended March 31, 2009, an increase of $369,586. The increase was principally due to effective interest charge of $347,793 on convertible notes issued in connection with a private placement on January 5, 2010.

Finance and Non-Operating Income (Expenses)

Finance and non-operating income was $807,681 for the nine months ended March 31, 2010 compared to non-operating expenses of $4,682 for the nine months ended March 31, 2009, an increase of non-operating income of $812,363. The increase was principally due to non-cash income of $1,083,350 associated with a change in fair value of warrants and amortization of deferred fees of $253,577 in connection with our private placement on January 5, 2010.

Income Tax

For the nine months ended March 31, 2010 and 2009, income tax expenses were $2,193,931 and $1,224,833 respectively, representing an increase of $969,098, or 79.12%. Certain corporate expenses such as amortization of financing cost, changes in fair value of warrants, and effective interest charges on convertible note were permanently excluded from Chinese income tax calculations. If such non-taxable expenses were excluded, the income tax expenses would represent 23.04% and 16.46% of the operating income before taxes generated from our major operating subsidiary, Bohai, for the nine months ended March 31, 2010 and 2009, respectively. The increase was mainly due to an increase of income before tax generated from our Bohai subsidiary for the period ended March 31, 2010 compared to the period ended March 31, 2009, as well as an under estimate of tax expenses for the nine months ended on March 31, 2009 compared to the same periods in 2010.

Net Income

We had net income of $7,752,593, or 17.10% of net revenue, for the nine months ended March 31, 2010, as compared to net income $6,213,074, or 17.62% of net revenue, for the nine months ended March 31, 2009, representing an increase of $1,539,519. The increase was attributed by increase in total gross profit offset by increase in advertising expenses, certain non-cash charges related to effective interest of $347,793, non-cash incomes of changes in fair value of warrants of $1,083,350, and amortization of deferred fees of $253,577 in connection with our private placement and share exchange transactions that occurred in the quarter ended March 31, 2010.

Liquidity and Capital Resources

We have historically funded our operation primarily through paid-in capital, sales of goods and short term loans from financial institutions in China. Net increase in cash for the three months ended March 31, 2010 was $7,883,867 compared to net increase in cash of $1,729,968 for the three months ended March 31, 2009. During the three months ended March 31, 2010, net cash used from operating activities was $2,449,103. Cash payments to placement agent and other financing costs were $1,570,000. Cash borrowed from bank and investors amounted to $4,381,153 and $12,000,000 respectively and repayment of borrowing from previous period amounted to $4,393,665, which resulted in a net cash inflow from financing activities of $10,417,488 and a total net increase in cash of $7,883,867. We may seek to raise additional capital through sales of common stock, as well as seeking financing from third parties.

Operating activities

For the three months ended March 31, 2010, cash used in operating activities totaled $2,449,103 compared to cash provided by operating activities of $2,503,932 for the three months ended March 31, 2009. The decrease on net cash provided in operating activities was primarily attributable to cash used in prepayment for other payable and accrued liabilities during the three month ended March 31, 2010.

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

Financing activities

Financing activities provided net cash inflow of $10,417,488 during the three months ended March 31, 2010. The net cash inflow was primarily as a result of issue of convertible promissory notes during the period. As of March 31, 2010, cash payments to placement agent and other financing costs were $1,570,000.  The proceeds from short-term borrowings and convertible promissory notes amounted to $4,381,153 and $12,000,000 respectively and the repayment of borrowings amounted to $4,393,665 resulted in a net cash inflow by financing activities of $10,417,488.

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

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, subsequent to March 31, 2010, and in response to comments received by the Company from the staff of the U.S. Securities and Exchange Commission, the Company restated its financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the period ended March 31, 2010, which restatements are more fully described in this Quarterly Report on Form 10-Q/A.

In light of such restatements, the Company’s executive officers and the Board of Directors are assessing the effect of such restatements on the Company’s internal control over financial reporting and its disclosure controls and procedures.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of July 23, 2010.  Management identified a significant deficiency related to the following:

1.           Lack of internal audit functions – Although we maintain certain internal audit functions, the scope and effectiveness goals of internal audit function have not been identified. Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of July 23, 2010. Management identified a material weakness related to the following:

2.           Equity instruments – There was a material weakness in the process related to evaluating certain debt and equity transactions and the accounting treatment for these non-frequent transactions. We have restated our consolidated financial statements for the period ended March 31, 2010 and for the year ended March 31, 2010 as a result of accounting treatments on Convertible Promissory Notes, which was issued in a private placement on January 5, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.
The Company will establish its internal audit department functions by providing audit staffs and internal audit trainings.  The company has recently appointed three independent directors and believed the roles of the independent directors and their respective functions will continue to strengthen our internal control oversight.

2.	The Company has retained an independent consultant to evaluate our debt / equity transactions.

3.	The Company has retained an outside accounting and consulting firm to assist the Company with its Sarbanes-Oxley implementation program,

We believe that the foregoing steps will remediate the significant deficiency and material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Bohai Pharmaceuticals Group, Inc.

Dated: August 12, 2010	By:	/s/ Hongwei Qu
Name: Hongwei Qu
Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gene Hsiao
Name: Gene Hsiao
Title: Chief Financial Officer
(Principal Accounting Officer)