Form 10-K
period 2010-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2010-09-28
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________    to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0588402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of Principal Executive Offices)	(Zip Code)

+86(535)-685-7928
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on December 31, 2009, as reported on the OTC Bulletin Board, was approximately $4,095,000.

As of September 21, 2010, there were 16,500,000 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the
Fiscal Year Ended June 30, 2010

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “guidance,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to obtain sufficient working capital to support our business plans;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our ability to integrate any future acquisitions;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

-i-

•
our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

We cannot give any guarantee that these plans, intentions or expectations will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of this Annual Report.

-ii-

PART I

As used throughout this Annual Report, the terms “BOPH,” “Company,” “we,” “us,” or “our” refer to Bohai Pharmaceuticals Group, Inc., a Nevada corporation, together with:

(i)           its wholly owned subsidiary, Chance High International Limited, a British Virgin Islands company (“Chance High”);

(ii)         its indirect wholly foreign owned subsidiary, Yantai Shencaojishi Pharmaceuticals Co., Ltd., a PRC company (“WFOE”); and

(iii)        the WFOE’s variable interest entity, Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company (“Bohai”), which is our principal operating subsidiary.

In this Annual Report, we sometimes refer to BOPH, Chance High, WFOE and Bohai collectively as the “Group.”  As used in this Annual Report, “China” or “the PRC” refers to the People’s Republic of China.

Item 1.  Business.

Overview

We are engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine, or TCM, in the People’s Republic of China.  We are based in the city of Yantai, Shandong Province, China, and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2004, and we currently produce 15 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 15 products, 8 are prescription drugs and 7 are over-the-counter (OTC) products.

We believe our rapid growth in recent years has been supported by the continuing expansion of the market for TCM in the PRC.  This market is forecasted to reach $24 billion by 2010 according to the Information Office of the State Council of the People’s Republic of China, “Status Quo of Drug Supervision.”

In a significant development, as of November 30, 2009, three of our lead products, Tongbi Capsules and Tablets and Lung Nourishing Cream, became eligible for reimbursement under China’s National Medical Insurance Program.  In fiscal year ended June 30, 2010, these three products accounted for more than 50% of our revenues.

The Chinese government has previously awarded us exclusive rights to manufacture our Tongbi Capsules product.  We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product, which rights expire on July 9, 2012.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (the “Certificate of Protection”) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets, which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009 and we are seeking to extend the protection periods.  We submitted the application to extend such protection period for Tongbi Capsules on March 12, 2009 and the SFDA’s review process is ongoing.  We expect such approval may be granted by the end of 2010.  We have decided to not submit an extension application for Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China.

Our strategy is to leverage the “protected” status and national insurance coverage for certain of our pharmaceutical products to aggressively increase market penetration throughout China, the world’s most populous nation.  By utilizing our distribution platform, in addition to utilizing mass media and other marketing methods to build awareness of our brand, we will seek to significantly grow our revenues and earnings.

We are focusing a significant portion of our marketing efforts on our Lung Nourishing Cream and expect to continue this effort over the next several years.  Lung Nourishing Cream, a liquid product similar to cough syrup that is swallowed, is one of our most popular products, and its main ingredient, Laiyang Pear, to our knowledge, is not available in other similar pharmaceutical products.  We applied for a patent for Lung Nourishing Cream with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis, which application was approved by the State Intellectual Property Office of the PRC on June 23, 2010.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007.  For these reasons, we believe Lung Nourishing Cream contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

Our business strategy also seeks to capitalize on new government programs established in early 2009 to extend health insurance coverage to previously uncovered Chinese citizens.  The PRC government’s new health care policies are also designed to encourage the use of TCM and its approach to wellness and treatment of disease.  As a result, the government continues to expand the number of TCMs eligible for reimbursement under national medical insurance programs.  This has resulted in medical professionals working in the state-run medical facilities to increasingly prescribe and recommend TCM products of the type we manufacture and market.  The state-run facilities provide the majority of medical care in China.  Three of our lead products, Lung Nourishing Cream and Tongbi Capsules and Tablets, are eligible for insurance reimbursement coverage, with others expected to follow.  Currently public health officials in China are developing general consumer awareness of increasing problems and concerns with respiratory and lung health caused by pervasive national air pollution.  This nationwide epidemic is an unfortunate by-product of the robust development of China’s expansive manufacturing and industrial activities.  Increased air pollution is a cause and contributory factor to a range of acute respiratory illnesses including chronic conditions such as asthma.  As a result, we intend to significantly increase our advertising for our Lung Nourishing Cream.

As of September 15, 2010, we had approximately 600 employees, including approximately 300 sales representatives, operating from 20 offices throughout China.  More than 50% of our workforce is engaged in sales and distribution activities.

As is not uncommon for Chinese companies listed in the U.S., we control our Chinese operating subsidiary, Bohai, pursuant to into a series of variable interest entity contractual agreements (the “VIE Agreements”), under which we assume management of the business activities of Bohai and have the right to appoint all executives and senior management and the members of the board of directors of Bohai.  Under these arrangements, however, we do not, directly or indirectly, own any shares in Bohai, which are owned by Mr. Qu, our Chairman, President and Chief Executive Officer and two unaffiliated parties.  Please see “Contractual Arrangements with Bohai and its Shareholders” below.

Background and Key Events

Our Predecessor Company

We were incorporated under the laws of the State of Nevada under the name Link Resources Inc. on January 9, 2008.  Our principal office was in Calgary, Alberta, Canada.  Prior to January 5, 2010, we were a public “shell” company in the exploration stage since our formation and had not yet realized any revenues.  We entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.  We terminated the lease on July 7, 2009.

Share Exchange with Chance High

Pursuant to the Share Exchange Agreement entered into on January 5, 2010 (the “Share Exchange Agreement”), and related share exchange (the “Share Exchange”) by and among us, Chance High, and the shareholders of Chance High (the “Chance High Shareholders”), we acquired Chance High and its indirect, controlled subsidiary Bohai, a Chinese company engaged the production, manufacturing and distribution in China of herbal medicines, including capsules and other products, based on Traditional Chinese Medicine.  The closing of the Share Exchange (the “Closing”) took place on January 5, 2010.  As of the Closing, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to us.  In exchange, we issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of our common stock.  Certain of the Chance High Shareholders are selling stockholders hereunder.

In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, our former sole officer and director (“Zaradic”), cancelled a total of 1,500,000 shares of common stock owned by him.  As a further condition of the Share Exchange, effective as of January 5, 2010, Zaradic resigned from all of his positions with our company and Hongwei Qu (“Qu”), the former principal stockholder and Executive Director of Bohai, was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary and also, effective January 16, 2010, as our sole director.  In June 2010, Mr. Qu relinquished the positions of Interim Chief Financial Officer, Treasurer and Secretary and we appointed Gene Hsiao as our Chief Financial Officer.  On July 12, 2010, we appointed three independent directors to our board of directors.

January 5, 2010 Private Placement and Related Agreements

Securities Purchase Agreement.  On January 5, 2010, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, who are selling stockholders hereunder (the “Investors”) and Euro Pacific Capital, Inc. (“Euro Pacific”), as representative of the Investors, relating to a private placement by us of 6,000,000 units consisting of Notes and Warrants, which we refer to herein as the private placement.  The consummation of the private placement resulted in gross proceeds to us of $12,000,000 and net proceeds of approximately $9,700,000.  Each unit consisted of a $2.00 principal amount, two year convertible Note and a three year Warrant to purchase one share of our common stock at $2.40 per share, subject to certain conditions.  Euro Pacific acted as the lead placement agent and Chardan Capital Markets, LLC acted as co-placement agent of the private placement.

Registration Rights Agreement.  In connection with the private placement, we entered into Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the Securities and Exchange Commission (“SEC”) for public resale.  A registration statement relating to such shares was declared effective by the SEC on August 12, 2010.

Securities Escrow Agreement.  Also in connection with the private placement, we entered into a Securities Escrow Agreement (the “Securities Escrow Agreement”) with Euro Pacific, as representative of the Investors, our principal stockholder, Glory Period Limited, a British Virgin Islands company that we refer to herein as Glory Period and which was the majority shareholder of Chance High prior to the Share Exchange, and Escrow, LLC, as escrow agent (the “Escrow Agent”).  Pursuant to the Securities Escrow Agreement, Glory Period has pledged and deposited a stock certificate representing 1 million shares of our common stock (the “Escrow Shares”) into escrow in order to provide security to the Investors in the event of an occurrence of an event of default under the Notes.  Upon the earlier to occur of the full repayment of all amounts due to the Investors under the Notes or the conversion of fifty percent of the principal face value of Notes into shares of common stock, the Investors’ rights in and to the Escrow Shares shall terminate.  Glory Period is controlled by our Chairman, President and CEO through certain contractual relationships described elsewhere in this Annual Report.

Closing Escrow Agreement. Pursuant to a Closing Escrow Agreement (the “Closing Escrow Agreement”) that we entered into in connection with the private placement on December 10, 2009, we placed a total of $240,000 of proceeds from the private placement (the “Holdback Amount”) with the Escrow Agent.  The Holdback Amount represents an amount sufficient to satisfy the payment to the Investors of one quarterly interest payment due on the aggregate principal amount of all Notes issued in the private placement.  If, subject to certain conditions and after applicable notice and cure periods, an event of default is declared by Euro Pacific with respect to our failure to make a quarterly interest payment to Investors, the Escrow Agent shall disburse such portion of the Holdback Amount to the Investors, and we shall be obligated to deposit additional amounts equal to the Holdback Amount with Escrow Agent.  At such time as seventy-five percent of the aggregate shares of common stock underlying the Notes have been issued upon conversion of the Notes, all remaining funds of the Holdback Amount are required to be disbursed to us.

Corporate Name Change

On January 29, 2010, we entered into an Agreement and Plan of Merger pursuant to which we merged with a newly formed, wholly owned subsidiary called Bohai Pharmaceuticals Group, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”).  Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our stockholders became stockholders of the surviving company named Bohai Pharmaceuticals Group, Inc.  As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our corporate name.

Change of Our Independent Registered Accounting Firm

Effective January 29, 2010, upon the approval of our board of directors, we dismissed John Kinross-Kennedy as our independent registered public accountant and appointed Parker Randall CF (H.K.) CPA Limited as our independent registered public accounting firm

Corporate Structure and Related Agreements

Our current organizational structure is summarized below:

Chance High owns 100% of the issued and outstanding capital stock of the WFOE.  On December 7, 2009, the WFOE entered into the VIE Agreements with Bohai and its three shareholders, which include Qu (our Chairman, President and Chief Executive Officer, who owns 90% of Bohai’s shares) and two unaffiliated parties.  Pursuant to the VIE Agreements, WFOE does not directly own the equity of our operating subsidiary, but rather effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders have pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.

In addition, on December 7, 2009, Mr. Qu entered into a call option agreement (the “Call Option Agreement”) with Joshua Tan (“Tan”), the sole shareholder of Glory Period.  The Call Option Agreement became effective upon the closing of the Share Exchange.  Under the Call Option Agreement, Tan shall transfer up to 100% shares of Glory Period within the next 3 years to Qu for nominal consideration, which would give Qu indirect ownership of a significant percentage of our common stock.  The Call Option Agreement provides that Tan shall not dispose any of the shares of Glory Period without Qu’s prior written consent.

Following the consummation of the Share Exchange, Glory Period holds 55% of the issued and outstanding shares of our common stock (not taking into consideration the shares of common stock underlying the Notes and Warrants issued in the private placement).

Overview of Traditional Chinese Medicine

In China, Traditional Chinese Medicine is not an alternative form of therapy but is used in the state-run hospitals alongside modern medicine.  For its practitioners and advocates, TCM is a complete medical system that is used to treat disease in all its forms.  TCM is also believed to promote long term wellness and vigor. Many modern-day drugs have been developed from herbal sources.  These include drugs designed to treat asthma and hay fever such as ephedrine; hepatitis remedies from fruits and licorice roots and a number of anticancer agents from trees and shrubs.

For the Chinese, however, health is more than just the absence of disease.  Chinese herbal medicine is not only intended to cure but to enhance the capacity for enjoyment, fulfillment and happiness.  Accordingly, there are herbal drugs that are used to invigorate, nourish blood, calm tension and regulate menstruation.

The roots of TCM date back thousands of years and include a number of therapeutic approaches. These include herbal medications, acupuncture, dietary manipulation, massage and others. Very early works of Chinese medical literature date back as much as 2,500 years while other classics appeared approximately 2,000 years ago during the Han Dynasty. Medicine in China continued to develop throughout the Middle Ages when emperors commissioned the creation of various scholarly works that compiled and documented hundreds of medicines derived from herbs, animal sources and minerals. In addition, these works described their therapeutic uses. In the 1950s, TCM was further modernized and reformed by the PRC government.

The emphasis on wellness and the avoidance of disease is considered by some to be a key distinction between TCM and western medical practice which has been seen as more heavily oriented toward the treatment of disease and less toward prevention.  While TCM has remained a substantial part of medical treatment in China and throughout East Asia, recent decades have seen increasing acceptance throughout the United States, Europe and elsewhere.  This growth is, in part, driven by increasingly educated and empowered consumers of medical care who seek organic, natural and alternative approaches to western medical treatments and prescription drugs.  Medical doctors are also accelerating the process of acceptance, as doctors trained in the western tradition in Europe, the United States and elsewhere are integrating TCM and alternative treatments in their everyday practice.  Additionally, a growing number of physicians specifically trained in TCM, acupuncture and other modalities are opening offices in communities in the U.S. and around the world.

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation.  According to Helmut Kaiser Consultancy, in 2005, total sales revenue for Chinese herbal medicine manufactured in China was $13.6 billion which accounted for 25.8% of all medicine manufactured in China.  This segment had total profit of $1.76 billion which accounted for 29% of the total profit of the Chinese drug industry.  In 2006, there were approximately 1,400 Chinese herbal medicine manufacturers with an annual growth rate of 15%, much higher than the comparable period GDP growth.  According to Helmut Kaiser Consultancy, as a result of the increasing wealth of China and an aging population, it is estimated that by 2010, China will be the fifth largest market for herbal medicines in the world exceeding more than $24 billion in sales.

According to a published report by PricewaterhouseCoopers, in 2009 China had more than 7,000 distributors supplying pharmaceuticals to hospitals and pharmacies.  According to such report, most Chinese seeking medical care go directly to the hospitals where more than 80% of the medicines used throughout China are prescribed.  Only recently have chain drug stores begun to appear allowing drugs to be obtained in many areas without a visit to a hospital.

Our Products

Overview

We obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2004 and currently produce 15 TCM pharmaceutical products, all derived from herbal and organic sources.  These include both prescription and non-prescription over-the-counter (OTC) medicines.   The first five-year valid terms of such Drug Approval Numbers have expired.  We submitted the applications for re-registration on June 29, 2007 which were accepted by SFDA.  We have been advised that the approval processes for these drugs has been recently commenced by the Shandong Branch of SFDA.  During the renewal period, we are permitted to continue manufacturing these drugs as if the renewals had been approved.

The following is a list of approved pharmaceutical products that we are producing with their intended uses:

•
Lung Nourishing Cream.  Lung Nourishing Cream, an ingestible liquid, is designed to moisten the lung and relieve coughs and can be used to treat weak lung and chest tightness, poor chronic cough, shortness of spontaneous breath and chronic bronchitis.

•
Tongbi Capsules.  This product is designed to promote blood circulation and relieve swelling and pain, and can be used to treat cold resistance, liver and kidney deficiency, arthralgia syndrome and rheumatoid arthritis.

•
Tongbi Tablets.  Tongbi Tablets are designed to regulate and fortify the blood, promote blood circulation and relieve swelling pain and can be used to treat alpine resistance, liver and kidney deficiency, including rheumatoid arthritis.

•	Shangtongning Tablets. This product is designed to alleviate pain and can be used to treat bruises.

•	Zhuangyuan shenhailong Medicinal Wine. This liquid product is designed to promote kidney function and can be used to treat fatigue in the hips and knees, insomnia and forgetfulness.

•	Danqi Tablet. This product is designed to improve blood circulation and can be used to treat blood stasis, cardio-thoracic pain, dizziness and headache, and menstrual pain.

•	Fukangning Tablet. This product is designed to improve blood circulation and can be used to treat blood stasis, cardio-thoracic pain, dizziness, headache and menstrual pain.

•
Bazhen Yimu Cream.  This product is designed for menstruation conditioning and can be used to treat dizziness, palpitation, fatigue, weakness and other menstrual symptoms and can also be used to ease menstrual flow.

•	Huoxue Shujin Ting. This product is designed to promote blood circulation and relieve blood congestion, and can be used to treat pain in the hips and leg, numbness in the feet and hands and arthritis.

•
Anti-flu Granules.  This product is designed to detoxify the body, and can be used to treat cold caused by exogenous wind-heat with symptoms such as fever, headache, stuffy nose, sneezing, pharyngodynia, generalized weakness and soreness.

•	Compound Manshanhong Syrup. This product is designed to relieve cough due to throat irritation and to prevent asthma symptoms.

•	Sanqi Shang Tablets. This product is designed to promote blood circulation and relieve blood congestion, numbness, pain or bruises in the body due to arthritis, acute or chronic sprain or neuralgia.

•	Stomach Nourishing Tablets. This product is designed to relieve heartburn, sour stomach, acid indigestion and stomach upset caused by chronic superficial gastritis.

•	Yangxue Anshen Tablets. This product is designed to improve blood circulation and to treat dizziness, palpitation, fatigue, weakness and other menstrual symptoms.

•
Shujin Huoxue Tablets. This product is designed to promote blood circulation and relieve blood congestion, and can be used to treat symptoms related to back pain, muscle paralysis, muscle spasm and acute or chronic sprain.

Of our 15 products, currently 8 (Tongbi Tablets, Tongbi Capsules, Shangtongning Tablets, Danqi Tablets and Huoxue Shunjin Ting, Compound Manshanhong Syrup, Sanqi Shang Tablets, and Shujin Huoxue Tablets) are available only through prescription.

In addition to the 15 medicines currently in production, we hold the rights to produce 14 other herb-based pharmaceutical formulations.  We anticipate that we will commence the manufacturing and distribution for these additional products if and when appropriate business conditions develop.

Product Types

Bohai has five production lines for the manufacturing of medicines in five forms, including tablets, granules, capsules, syrup, and medicinal wine.  Our production capacity for the fiscal year June 30, 2010 was approximately:

•	1.35 billion tablets and 370 million capsules;

•	30 million bags granules;

•	15 million bottles/units of concentrated decoctions;

•	10 million bottles/units of syrup;

•	1 million bottles/units of tinctures; and

•	1 million bottles/units medical wine

We believe that during the fiscal year ended June 30, 2010, on average, we operated at approximately 50% of our production capacity.

One of our pharmaceutical products (Tongbi Capsules) has been granted “protected” status by the PRC government, a marketplace classification used by the government to regulate both production and distribution of traditional and herbal medicines.  The protection refers, in part, to standardizations of formulae which require that medicines of the same name have the same type and proportion of ingredients.  The “protected” designation grants us exclusive manufacturing and distribution rights within China over Tongbi Capsules.

We have the exclusive rights to manufacture our Tongbi Capsules product.  The exclusive rights usually have a term of seven years and can be extended for another seven year period after the initial seven year period elapses.  We held the Certificate of Protection issued by SFDA for Tongbi Capsules and Shangtongning Tablets which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009 and we filed an application for extending the protection period for Tongbi Capsules on March 12, 2009.  We elected to not submit an extension application for Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China.  We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product, which rights expire on July 9, 2012.

During our current fiscal year ending June 30, 2011, we plan to increase marketing and advertising of Tongbi Capsules and Tablets, which are formulated to treat various forms of arthritis.  Sales of our Tongbi medicines are expected to grow in fiscal 2011.  In addition to the Tongbi medicines and the Lung Nourishing Cream, other substantial contributors to our revenues include Shangtongning Tablets, sales of which are also expected to grow in fiscal 2011.  Sales of our OTC product Bazhen Yimu Cream, used to strengthen the immune system, the enhancement of physical strength and conditioning, are also projected to grow in fiscal 2011.

We price our medicines well under government-mandated caps and at a premium to most competitors because we use high quality raw materials and rely on strict quality control and management to produce high quality finished products.  We therefore believe, subject to applicable clinical analysis, that the purity, potency and effectiveness of our ingredients are superior to similar products in the Chinese marketplace.

Overview of the Chinese Market

The People’s Republic of China is undergoing the world’s most important and powerful economic transformation. This transformation includes the confluence of its ancient culture with modern trends in business, technology and finance. As a result, Chinese operating companies are capitalizing on unmatched growth opportunities in this evolving and growing marketplace. Although average income is approximately one-tenth that of developed western nations, business growth and market reform-driven policies have given the country’s 1.3 billion citizens more purchasing power than ever.

According to a report published in Newsweek, total consumer spending in China reached $1.7 trillion in 2007, compared with $12 trillion in the U.S.  In its China Consumer Survey published in January 2010, Credit Suisse found that household income in China of the bottom 20% of those surveyed rose by 50% since 2004, while the top 10% had grown 255% to around RMB34,000 per month.  Credit Suisse expects China’s share of global consumption to increase from 5.2% at US$1.72 trillion in 2009 to 23.1% at US$15.94 trillion in 2020, overtaking the U.S. as the largest consumer market in the world. Further, research on Chinese consumers by management consulting firm McKinsey classifies two million households out of a population of 1.3 billion as “wealthy,” based on fairly modest annual earnings of more than $30,000.  An enormous middle class is rising, however, numbering some 70 million urban households, but these still earn $5,000-$10,000 a year.  China’s National Bureau of Statistics, based on a random survey of 65,000 urban households in China, found that the average (annual) disposable income of urban residents in the first half of 2009 was U.S. $1,300, an increase of 9.8% compared to the same period last year.  When price factors are deducted, this is equivalent to a real increase of 11.2%.  The average consumption expenditure amount of urban residents in the first half of 2009 was U.S. $876, an increase of 8.9% compared to the same period last year. When price factors are deducted, this is equal to a real increase of 10.3%.

In July, 2008, The Information Office of the State Council of the PRC published a white paper titled “Status Quo of Drug Supervision in China”.  The following are highlights from the report:

•
With a 20% Compound Annual Growth Rate from 2000 to 2007, TCM Represents Approximately 27% of China’s Pharma Market. According to the report, the PRC government believes that TCM and folk medicine have special characteristics and advantages and are also important parts of the culture of the Chinese nation.  More than 9,000 kinds of TCM preparations have been approved by the state to be sold on the market, and about 58,000 approval numbers have been granted.  In 2007, the industrial output value of TCM reached 177.2 billion yuan, accounting for 26.53% of the total pharmaceutical industrial output value.  The Chinese government attaches great importance to TCM’s role in the prevention and treatment of diseases, has drawn up a series of administrative regulations and policies, works constantly to improve the supervision of TCM, and promotes the steady improvement of the quality of TCM.

•
Constant improvement of the national TCM standards system.  According to the report, there are 7,014 national standards for TCM.  Among them, the 2005 Pharmacopoeia of the People’s Republic of China records 582 kinds of Chinese crude drugs, prepared slices of Chinese crude drugs, fats and extracts, as well as 564 kinds of TCM preparations.  Standards made by the ministry and bureaus record 438 Chinese crude drugs and prepared slices of Chinese crude drugs, 4,690 TCM preparations, 308 crude folk drugs and 432 folk drug preparations.  To ensure the safety and efficacy of TCM injections, and establish effective quality control methods, the PRC government is seeking to enhance the standardization of TCM injections.  In 2000, the state launched the ÒImprovement of Quality Standards of TCM Injections with the Production Permission and Work on Fingerprints ChromatogramÓ, and issued the Technological Requirements of Fingerprint Chromatogram Research of TCM Injections.  Presently, China is working hard to improve the safety and quality control and indices of 123 kinds of TCM injections sold on the market, fix the production areas of crude drugs of TCM injections, strictly control the quality of raw materials, intermediate products and finished products, and realize overall quality control for production and processing.

TCM Industry Drivers

We believe that demographic, governmental and related factors in the China will be favorable to growth and expansion of our business.

Growing Prosperity of the Chinese People.  The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2010.  According to Euromonitor data, spending by Chinese people on these goods and services will increase from $100 billion in 2007 to $145 billion in 2010.

Population and Aging

•	The total population of China was 1.325 billion at the end of 2008, according to World Bank estimates.

•	Due to improved healthcare, the elderly population of China is growing.

•	The health/medical costs associated with care for elderly in China are approximately five times (5x) that of younger people.

•
China had 170 million elderly people in 2007 but will have an expected 230 million elderly by 2015 according to “Consumer Lifestyles in China: Consumer Trends, China’s Grey Population,” by Euromonitor, 2009.

•	The proportion of the China’s population aged 65 and over will rise from just 10% of the overall population in 1995 to 22% by 2030, according to the World Bank.

•
From 1995 to 2030 it is estimated that the ratio of working-age people to pensioners will decrease from 9.7:1 to 4.2:1.  China’s national estimates vary slightly from World Bank figures, but still show in increase in the proportion of the population over 65 years from 7% in 2000 to 9.4% in 2007, according to China Country Profile 2009, The Economist Intelligence Unit Ltd.

Government Policies in Health Care and TCM

In April of 2009 the PRC government implemented a new national medical and health plan.  Among other features, this new plan extended national medical insurance coverage to China’s rural areas, where the bulk of the population resides.  This expanded coverage will eventually encompass virtually all of China’s 1.3 billion citizens, greatly expanding the market for TCM pharmaceuticals, as well as other health care products and services.   We believe that this development creates potential for a very significant expansion of our markets in China, which we will seek to capitalize into increased sales growth for our company.

In April, 2009, the Central Committee of the Communist Party of China and the State Council jointly endorsed and issued Guidelines on Deepening the Reform of Health-care System (the “Chinese Healthcare Reform Plan”) after approximately three years of debate and revision.  The Chinese Healthcare Reform Plan aims to provide “equitable and universal access to essential health care for all in China.” We believe that these trends will be very beneficial for our company.  Highlights from Chinese Healthcare Reform Plan include the following:

•
$125 Billion over 3 Years.  The Chinese Healthcare Reform Plan calls for spending of 850 billion yuan (125 billion U.S. dollars) from 2009 to 2011 to help ensure universal access to basic health insurance in China, introduction of an essential drug system, improved primary health care facilities, equitable access to basic public health services and pilot reform of state-run hospitals.

•
Rural Focus. The Chinese Healthcare Reform Plan did not elaborate on precisely how the 850 billion yuan would be used.  But it is widely expected to be spent on subsidizing basic medical insurance programs, supporting grassroots-level health facilities and in underdeveloped western and rural regions of China.

•	90% Coverage Target. According to the Chinese Healthcare Reform Plan, the Chinese governments desires to have more than 90% of its population covered by some sort of basic medical insurance by 2011.

•
Government Authored List of Essential Drugs.  To lower prescription costs, the Chinese Healthcare Reform Plan calls for the PRC government to promote a system of essential medicines for state-run hospitals, clinics and pharmacies.

•
Increased Focus on Minor Diseases. According to the Chinese Healthcare Reform Plan, the focus of the Chinese insurance system will shift from major diseases to also covering minor diseases. Commercial medical care insurance will also be made available to meet individual needs, according to the guidelines.

•
Basic Medical Insurance to Cover all Listed Drugs.  The Chinese Healthcare Reform Plan indicated that China will speed up the establishment of a drug supply system to ensure basic supply and safety.  The system is based on a catalogue of necessary drugs that are produced and distributed under government control and supervision.  The basic medical insurance will cover all listed drugs to effectively provide access to a range of basic medicines and to reduce quality problems, and prevent manufacturers and business people from circumventing the government’s price controls.

•
Targeting 900 Million Rural Citizens.  The Chinese Healthcare Reform Plan indicates that China is deficient in offering good public medical care.  Hotels in large cities are often full of hopeful patients who complain about how long they must wait to register at hospitals and be treated.  The less-developed rural regions, where 900 million citizens live, are even worse off in terms of medical facilities and staff, and the gap has continued to widen with the country’s fast urbanization.  The Chinese Healthcare Reform Plan seeks to reform these deficiencies.

•
2,000 Hospitals, 3,700 Clinics, and 13,400 Health Service Centers to be Built. According to an implementation plan for medical reform released by the State Council in Beijing, China will set up at least one clinic in every village within three years to improve the health care at grassroots level.  The government will also support the construction of 2,000 hospitals at the county level to guarantee that each county has a hospital that meets the national standard and more township hospitals and clinics will be built or expanded.  China will build or renovate 3,700 community clinics and 11,000 health service centers in urban areas within three years.  The central government will also build 2,400 such centers in underdeveloped urban areas during the same period.

In addition, among its public health initiatives, the Chinese government officially supports use of TCM to enhance wellness and to treat chronic and acute diseases.  The government has also commenced a program to evaluate TCM and herbal-based pharmaceuticals for coverage and reimbursement under national medical insurance.  In 2002, TCM was declared a “national strategic industry” in the government’s “Development Outline of Traditional Chinese Medicine Modernization (2002–2010).”

Decreased Competition.  According to the Information Office of the State Council of the PRC, prior to 2009, there were approximately 6,000 Chinese pharmaceutical manufacturers.  That number is being significantly reduced through both marketplace attrition and direct government involvement, decreasing competition and increasing potential sales opportunities for the surviving companies.  Other companies are expected to fail through lack of size and innovative and aggressive management.  According to a 2009 report published by KMPG, of the approximately 4,500 pharmaceutical companies in China, the majority are small players with limited local market reach, and rapid consolidation between medium and large players in the sector is anticipated since the Chinese government has been encouraging industry consolidation with an effort to improve the Good Manufacturing Practice (GMP) standard, enforce GMP certification and to better control the pricing of drugs..

Growth Strategy

Our strategic initiatives for the foreseeable future are designed to aggressively capitalize on the health and wellness needs of increasingly wealthy and empowered consumer class in China.  In particular, we are seeking to capitalize on the government policies that extended medical insurance in 2009 to hundreds of millions of Chinese citizens living in rural areas, representing a vast untapped market of potential consumers who previously lacked access to national medical insurance.  As part of its reforms to expand and improve public health and medical care, the PRC government is promoting the use of herbal-based TCM and expanding insurance coverage to 100% of an increasing number of medicines.

Our strategic initiatives include the following:

Grow Hospital Presence.  We have targeted 600 hospitals in 100 locations throughout China for direct marketing of Bohai products.  As part of this initiative, our sales team will expand its marketing activities to educate hospital personnel about our product lines and train hospital employees in the preventative and curative qualities of these products.  The initial focus will capitalize on the best known and most popular of our products, such as Tongbi Capsules, Lung Nourishing Cream and Shangtongning Tablets, using these as door-openers for our other medicines.

The average cost to “open” each hospital to our products is $1,500, and we are targeting our hospital efforts in the following Chinese provinces:

Provinces	Number of Hospitals
Zhejiang	100
Jiangsu	80
Anhui	150
Shandong	220
Sichuan (including Chongqing City)	30
Hubei	100

Build Awareness of Lung Nourishing Cream.  We have allocated a significant portion of the proceeds from our January 2010 private placement for brand-building.  We will primarily target consumers through television and print advertising to expand awareness of the uses and effectiveness of our Lung Nourishing Cream.  The advertising will incorporate messaging targeting smokers and workers with occupational diseases as well as city dwellers exposed to smog.  It is expected that our consumer television advertising program will be focused in the following Chinese provinces during our fiscal 2011 year:

TV Station Location
Shandong
Anhui
Hubei
Jiangsu

Expand to Rural Areas.  We expect to execute a comprehensive marketing campaign targeting 200 rural counties in 2011 as a result of the national government’s emphasis on expansion of healthcare and health insurance into the country’s rural areas.  We have started our rural marketing efforts in Shandong, Anhui, Yunnan and Hubei provinces. Our sales team is currently marketing its products to pharmacies, hospitals, physicians, herbal medicine experts, media outlets and other opinion leaders in these rural areas.  We currently have three products listed in the Essential Drug List (EDL) under New Rural Cooperative Medical Care Plan, which assists these rural citizens with reimbursement of medical expenses.

Generally, the cost of this professional relationship-building with each rural county is $3,000 with a listing fee in the New Rural Cooperative Medical Directory costing in excess of $1,000,000.  Our plan is to hire 80 sales people for this effort and to equip each with a minivan to enable in-person contacts.  Each employee will be responsible for 5 counties.  As of the date of this Annual Report, 30 sales people for this effort have been hired.  All of these sales and marketing initiatives will involve both OTC and prescribed products.

Build Product Line and Product Awareness.  Brand awareness marketing will include the promotion and introduction to new markets of the current popular Bohai products such as Tongbi Tablets, Lung Nourishing Cream and Zhuangyuan Shenhailong Medicinal Wine.  As part of our increase in sales and marketing staff, we have retained special trainers and presenters who can conduct promotional events and seminars to increase awareness of our products. We plan to make continuous efforts to improve our market penetration in level-two class A hospitals as certain of our products have become eligible for national insurance coverage.

Seek Acquisitions of Complimentary Companies or Assets.  We believe that there may be TCM companies or assets in China that would be complimentary with our current product offerings and which could fit well with our sales and marketing platform.  We may seek to acquire such assets or companies as a means to grow our revenue and profitability.

Competitive Advantages

We believe there are several key factors that will continue to differentiate us from our competition in the PRC:

•
“Protected” Status of Key Bohai Product.  One of our 15 products (Tongbi Capsules) currently enjoys exclusive protected status by the PRC government.  We have submitted an application for extending the protection period for this product.  This status regulates competition, granting us exclusive or near-exclusive rights to manufacture and sell the protected products.

•
Patent Granted for Lead Product.  We have received a patent in the PRC for our Lung Nourishing Cream with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007.  For these reasons, we believe Lung Nourishing Cream contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

•
Insurance Coverage for Lead Bohai Products.  Three of our lead products, Lung Nourishing Cream and Tongbi Capsules and Tablets, are listed in the Catalogue Eligible for Medicine Reimbursement as of November 30, 2009.  This means that these medicines are eligible for reimbursement under the national health insurance.

•
Low Development Costs.  We enjoy relatively low research and development (including acquisition) costs for our TCM products compared with western pharmaceuticals as our products are derived from recognized formulas.

•	Effective Sales Force. We maintain a highly trained sales force of approximately 300 people as of September 2010.

Raw Materials and Suppliers

The principal raw materials used for the production of our distributed products are honey, laiyang pear paste, Sichuan fritillaria, pangolin, and Chinese angelica.  Raw materials, as well as packaging materials, are sourced from various independent suppliers in the PRC.  We have no long term agreements with our suppliers, and purchase raw materials on a purchase order basis.  We try to maintain relationships with at least two vendors for each major raw material in order to ensure a reliable supply of raw materials at reasonable prices.  We believe there is ample supply in the market for the foreseeable future of the ingredients for our products.

Our principal suppliers include Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medical Materials Purchasing and Supply Station, Zibo Taibao Forgery-proof Product Co., Ltd., and Zhejiang Yuhuan Kangning Medicine Packaging CO., Ltd.  In the fiscal year ended June 30, 2010, one supplier accounted for over 10% of our purchases of raw materials, although currently no single supplier accounts for over 10% of our purchases of raw materials. Approximately 30% of the raw material is purchased from Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medical Materials Purchasing and Supply Station and Shandong Cangli Medicine Co., Ltd.

Research and Development

We currently have limited resources to devote to and limited capabilities to conduct the development of new products, and as such research and development activities are not presently material to our business.  We have only one full-time employee who is engaged in research and development, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform research and development for us.  We currently have two products, namely Forsythia Capsule and Fern Injection, under research and development in association with Yantai Tianzheng Medicine Research and Development Co., Ltd.

We, like other TCM manufacturers, enjoy relatively low research and development expenses as most TCM medicines are based on standardized formulas.  In 2008, SFDA promulgated a notice of registration of Chinese traditional medicine providing that TCM composed of classic prescriptions will be exempted from pharmacological and toxicological tests and studies.  The notice defined classic prescription and classic TCM formulas as those herbal remedies recorded in ancient Chinese medicine books from Qing Dynasty or earlier which are currently widely used.  According to such notice, the production and manufacturing of TCM products are subject to non-clinical safety studies only and exempted from pharmacological and toxicological tests and studies.  Thus, TCM products are entitled to obtain faster SFDA approval.  As such, we enjoy relatively low research and development expenses because most of our products are based on classic TCM formulas that are covered by this notice.

The research and development process includes toxicological tests, pharmalogical and qualitative research, preparation for production and other miscellaneous costs.  We intend to introduce one new product by 2014 which is currently identified as a Shujin Pain Relief soft capsule.  The total cost to develop this product is not expected to exceed $1,500,000.  We may also seek to acquire new products through acquisitions of other TCM companies in the future.

Manufacturing

Although TCM is thousands of years old, we believe that our product manufacturing and procedures are the most modern and up-to-date available.  We employ rigorous standards for product quality control and safety.  The manufacturing facility owned by us is conducted in the city of Yantai in Shandong Province in a state-of-the-art 18,000 square-meter facility that meets or exceeds the latest Good Manufacturing and Quality Management Practice standards (referred to in China as “GMP”).

GMP standards are the government’s benchmark for pharmaceutical manufacturers in China and must be met for the manufacturer to be eligible to market domestically or enter world markets.  On March 31, 2009, we completed a GMP review which included examination of 225 items including development technology, production, quality assurance, quality control, material handling and engineering.  As a result of that review, we were been re-certified for a new five-year period.

Through stringent application of GMP standards, the PRC government has reduced the number of marginal medicine manufacturers by one-third, from 6,000 to 4,000.  It is expected that TCM and pharmaceutical companies such as ours that have received full GMP approval by the government will enjoy the competitive benefits of their strict adherence to quality control, safety, health and manufacturing standards.

Our advanced and mechanized facilities utilize controlled, clean-room procedures with sophisticated water filtration and materials processing systems.  In our annual operations, we process approximately 800 tons of herbal plants to extract, isolate and purify the compounds used in our medicines and health supplements. The manufacturing staff consists of approximately 200 production employees and approximately 20 quality control inspectors as of September 2010.  We believe that, on average, we operated at approximately 55% of our manufacturing capacity during our fiscal year ended June 30, 2010.

In February 2010, we acquired land use right for a parcel of land totaling 333,335 square meters in Yantai City which we may use to expand our manufacturing capability.

Marketing, Sales and Distribution

Bohai’s products are sold either by prescription through hospitals or Over the Counter (OTC) through hospitals, local pharmacies and retail drug store chains. Sales and distribution are managed and executed by approximately 300 sales representatives located in 20 offices throughout China as of September 2010.  These employees are trained in all details of each product and are encouraged to develop strong ties with physicians, hospitals and pharmacies in their local areas.

Our distribution and marketing initiatives for the next several years will be focused on achieving the following goals:

Expand hospital presence.  We intend to further develop business in 600 hospitals in provinces we already serve including Shandong, Zhejiang, Jiangsu, Anhui, Sichuan and Hubei.  We believe that we will generate additional revenue from the newly developed hospitals in those provinces.

Expand distribution to the rural market.  We believe that the Chinese government’s expansion in 2009 of national medical insurance reimbursement coverage to the rural population provides us with new and largely untapped markets.  Some of our products, namely Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets have been listed in government’s New National Medical Insurance Catalogue in Shandong and Anhui Province as of November 30, 2009, and we expect to gain a competitive advantage in these newly accessible rural markets.

During fiscal 2011, we plan to develop relationships with 200 new county-level hospitals in rural areas of Shandong, Anhui, Yunnan and Hubei provinces to establish our primary marketing and distribution network in these rural areas.

Expand prescription medicine sales organization.  A key element of our growth strategy is increased outreach to physicians.  These outreach programs will focus on the eight current pharmaceutical products of ours that are available by prescription only and will typically take place at state-run hospitals where virtually all Chinese citizens obtain their medical care.  Our educational training programs will be designed to inform doctors of the range of our pharmaceutical products including diseases or health/wellness concerns targeted and proper usage of the medicines.  Management will allocate a portion of the proceeds derived from our January 2010 private placement to expand existing physician-education programs.

Expand OTC team to drive market share.  Our management intends to accelerate and expand sales of our OTC medicines through promotion and advertising targeting consumers.  The marketing programs will principally utilize television, print advertising and news releases.

Competition

China’s domestic pharmaceutical industry is highly competitive, with hundreds of companies vying to reach consumers through more than 100,000 pharmacies.  In some categories in which we compete there are many other companies offering the same competitive products.  The market continues to attract new entrants because the per capita medicine consumption in China is still low, compared to developed countries, and that shows promise for substantial growth.

Competitive factors primarily include price and quality. We believe that we are able to effectively compete in our market segment in China based upon the quality of our product, given our new GMP certified manufacturing facility and our reputation in the market place.

Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Intellectual Property

We market our products under the trademark “Xian Ge” which is registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce.  Currently, another company is licensed to utilize our registered trademark “Xian Ge”.  We have also received a patent in the PRC for our Lung Nourishing Cream with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis.

Government Regulation

We are subject to many general regulations governing business entities and their behavior in China and in any other jurisdiction in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products.  Such regulations typically deal with licensing, approvals and permits.  Any change in product licensing may make our products more or less available on the market.  Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

Our only sales market is presently in China.  We are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law.  We are also subject to the Food Sanitation Law, which provides for the food sanitation standards to be followed.

Under SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain GMP Certificate.  We hold a GMP Certificate (No. Lu K0587) issued by Shandong Branch of SFDA on June 18, 2009.  Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in seven modes which are tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on June, 14, 2014 and we will seek to renew the certificate before its expiration date.

We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit expires on December 31, 2010 and we are planning to submit renewal application in compliance with the requirements of the Shandong Branch of SFDA.

The Permit for the Production of Medicine and GMP certificates are each valid for a term of five years and must be renewed before their expiration.

We obtained a Drug Approval Number for each of our products in 2004. The first five year valid terms of such Drug Approval Numbers have expired.  We submitted the applications for re-registration on June 29, 2007 which were accepted by SFDA.  We have been advised that the approval processes for these drugs have been recently commenced by the Shandong Branch of SFDA.  During the renewal period, we are permitted to continue manufacturing these drugs as if the renewals had been approved.

The governmental approval process in China’s newly developed health product is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated by the company producing the product.  A report will be issued by the clinical testing agent confirming or negating such functions. It generally takes approximately six months to one year for the report to be issued.  This report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sales and marketing of the product in China. The whole process generally takes one and a half to two years.

Because our subsidiary Yantai Shencaojishi Pharmaceuticals Co., Ltd. is a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our operating subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Currently we have not developed a market in U.S. so we believe we are not subject to any of regulations by the U.S. Food and Drug Administration.

Environment Regulation

We believe we are in compliance with the Environmental Protection Law of the PRC, as well as applicable local regulations, except that as of the date of this Memorandum we are in the process of applying for the Pollution Discharge Permit.  Zhifu District Branch of Yantai Environment Protection Bureau issued a written document on September 10, 2009, and stated that we have never been subject to sanction due to violation of relevant environmental protection laws since the incorporation.  In addition to compliance with PRC laws and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.  Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.  In the event we fail to comply with applicable laws, we may be subject to penalties.

Properties

Our corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our manufacturing facility. We currently have not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain our corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We can not assure you that we will eventually obtain the land use right certificate for this land.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,320,100).  As of the date of this Annual Report, we have one payment of RMB 35,340,000 (approximately $5,180,400) remaining under this purchase agreement that is required to be paid before March 31, 2011.  We will apply for the land use right certificate once the purchase price is paid in full.

Employees

Substantially all of our employees are located in China.  As of September 15, 2010, we had approximately 600 employees, including approximately 300 sales representatives, operating from 20 offices throughout China.  There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, we contributed approximately $80,839, $85,024 and $82,586 for the fiscal years ended June 30, 2008, 2009 and 2010, respectively.  We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Offices in China

Our executive office is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, P.R. China 264000. Our telephone number is +86(535)-685-7928.

January 2010 Share Exchange and Private Placement Transaction

We were originally incorporated under the laws of the State of Nevada under the name Link Resources Inc. on January 9, 2008.  Our principal office was in Calgary, Alberta, Canada.  Prior to January 5, 2010, we were a public “shell” company in the exploration stage since our formation and had not yet realized any revenues.  We entered into a Mineral Lease Agreement on April 1, 2008 for two mining claims in Pershing County, Nevada, in an area known as the Goldbanks East Prospect.  We terminated the lease on July 7, 2009.

Share Exchange with Chance High

Pursuant to the Share Exchange Agreement entered into on January 5, 2010, we acquired Chance High and its indirect, controlled subsidiary Bohai, a Chinese company engaged the production, manufacturing and distribution in China of herbal medicines, including capsules and other products, based on Traditional Chinese Medicine.  On January 5, 2010, pursuant to the terms of the Share Exchange Agreement, we acquired all of the Chance High Shares of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to us.  In exchange, we issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of our common stock.  Certain of the Chance High Shareholders are selling stockholders hereunder.

In addition, pursuant to the terms of the Share Exchange Agreement, Zaradic, our former sole officer and director, cancelled a total of 1,500,000 shares of common stock owned by him.  As a further condition of the Share Exchange, effective as of January 5, 2010, Zaradic resigned from all of his positions with our company and Qu, the former principal stockholder and Executive Director of Bohai, was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary and also, effective January 16, 2010, as our sole director.  In June 2010, Mr. Qu relinquished the positions of Interim Chief Financial Officer, Treasurer and Secretary and we appointed Gene Hsiao as our Chief Financial Officer in June 2010.  On July 12, 2010, we appointed three independent directors to our board of directors.

Private Placement and Related Agreements

Securities Purchase Agreement.  On January 5, 2010, we entered into the Securities Purchase with the Investors and Euro Pacific, as representative of the Investors, relating to a private placement by us of 6,000,000 units consisting of Notes and Warrants.  The consummation of the private placement resulted in gross proceeds to us of $12,000,000 and net proceeds of approximately $9,700,000.  Each unit consisted of a $2.00 principal amount, two year convertible Note with 8% coupon and a three year Warrant to purchase one share of our common stock at $2.40 per share, subject to certain conditions.  Euro Pacific acted as the lead placement agent and Chardan Capital Markets, LLC acted as co-placement agent of the private placement.

Pursuant to the Securities Purchase Agreement, we have agreed that we shall:

(a)           Within six (6) months of the closing of the private placement, appoint individuals constituting a majority of “independent” directors (as defined under the Nasdaq Marketplace rules) to the our board of directors, with one such director being designated by Euro Pacific, and with at least two of such directors being fluent in English.  As of the date of this Annual Report, we have fulfilled this agreement.

(b)           Within six (6) months of the closing of the private placement, enter into a 24 month agreement with a new Chief Financial Officer who is reasonably satisfactory to Euro Pacific and who is proficient in: (i) U.S. generally accepted accounting principals; (ii) transactions similar to the ones contemplated by Securities Purchase Agreement; and (iii) U.S. public company listings and the related filing and compliance requirements.  As of the date of this Annual Report, we have fulfilled this agreement.

(c)           Within three (3) months of the closing of the private placement, enter into a 12 month agreement with an investor and public relations firm that is reasonably satisfactory to Euro Pacific.  As of the date of this Annual Report, we have fulfilled this agreement.

Registration Rights Agreement.  In connection with the private placement, we entered into the Registration Rights Agreement with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the SEC for public resale.  .

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement on Form S-1 (“Registration Statement”) by March 5, 2010 (which agreement was fulfilled) and use our commercially reasonable best efforts to have the Registration Statement declared effective by the SEC within 160 days after the required filing deadline to register 100% of the common stock underlying: (i) the Notes, (ii) the Warrants and the Private Placement Warrants, and (iii) any capital stock of the Company issued or issuable, with respect to the registered shares of common stock as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitations on exercises of the Warrants.  This agreement was fulfilled when the Registration Statement was declared effective on August 12, 2010.

The Registration Rights Agreement provides that if we fail to maintain effectiveness of Registration Statement due to a “maintenance failure” (as defined in the Registration Rights Agreement), we shall pay to Investors, distributed pro rata, equal to one percent (1%) of the aggregate purchase price paid for the Notes and Warrants (the “Registration Delay Payments”), provided that in no event shall the aggregate amount of Registration Delay Payments exceed, in the aggregate, six percent (6%) of such aggregate purchase price, or $720,000.

Securities Escrow Agreement.  Also in connection with the private placement, we entered into the Securities Escrow Agreement with Euro Pacific, as representative of the Investors, our principal stockholder, Glory Period, and the Escrow Agent.  Pursuant to the Securities Escrow Agreement, Glory Period has pledged and deposited a stock certificate representing 1 million shares of our common stock (the “Escrow Shares”) into escrow in order to provide security to the Investors in the event of an occurrence of an event of default under the Notes.  Upon the earlier to occur of the full repayment of all amounts due to the Investors under the Notes or the conversion of fifty percent of the principal face value of Notes into shares of common stock, the Investors’ rights in and to the Escrow Shares shall terminate.  Glory Period is controlled by Qu through certain contractual relationships described elsewhere in this Form 10-K.

Closing Escrow Agreement. Pursuant to the Closing Escrow Agreement that we entered into in connection with the private placement on December 10, 2009, we placed a total of $240,000 of proceeds from the private placement (the “Holdback Amount”) with the Escrow Agent.  The Holdback Amount represents an amount sufficient to satisfy the payment to the Investors of one quarterly interest payment due on the aggregate principal amount of all Notes issued in the private placement.  If, subject to certain conditions and after applicable notice and cure periods, an event of default is declared by Euro Pacific with respect to our failure to make a quarterly interest payment to Investors, the Escrow Agent shall disburse such portion of the Holdback Amount to the Investors, and we shall be obligated to deposit additional amounts equal to the Holdback Amount with Escrow Agent.  At such time as seventy-five percent of the aggregate shares of common stock underlying the Notes have been issued upon conversion of the Notes, all remaining funds of the Holdback Amount are required to be disbursed to us.

Certain Rights of Euro Pacific.  From and after the closing of the private placement, we have agreed with Euro Pacific that if we decide to engage any placement agent, underwriter or investment bank on a fee basis in connection with any private placement of our securities or our affiliates and executive officers (a “Subsequent Offering”) for a period of twelve (12) months from the date of the closing of the private placement, we shall give prompt written notice of such an event to Euro Pacific, and Euro Pacific shall be entitled to a 5 day right of first refusal, beginning on the day Euro Pacific receives such written notice from us of such Subsequent Offering, to act as agent or manager for such private placement.  In addition, Euro Pacific shall be entitled 10.0% of the gross proceeds received by us with respect to any equity or equity-linked financing transactions consummated within twelve (12) months from the closing of the private placement with any investor introduced to is by Euro Pacific.

Effective as of June 30, 2010, we entered into an Amendment and Agreement with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.

Contractual Arrangements with Bohai and its Shareholders

On January 9, 2008, our company was incorporated under the laws of the State of Nevada under the name Link Resources Inc. On July 2, 2009, we established our wholly owned subsidiary, Chance High International Limited., in Hong Kong. Other than the Company equity interest in Chance High, the Company does not own any assets or conduct any operations. On November 23, 2009, Chance High established one wholly owned subsidiary, Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“WFOE” or “Shencaojishi”) in Yantai, Shandong Province of PRC. Other than Shencaojishi, Chance High does not own any assets or conduct any operations. Shencaojishi was formed to operate Yantai Bohai Pharmaceuticals Group, Inc. (the “Domestic Company” or “Yantai Bohai”) by contract.

On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, Jianwei Wang and Lu Liang (the “Bohai Shareholders”).  Pursuant to the VIE Agreements, WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders have pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.  Accordingly, we have consolidated Bohai’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. GAAP following the date of the agreements and combined such results prior to the date of the agreements.

We have been advised by PRC legal counsel AllBright Law Offices, in an opinion dated December 31, 2009, that: (1) our inner-PRC shareholding structure complies with PRC laws and regulations; (2) the contractual arrangements between the WFOE, Chance High, Bohai and Bohai’s shareholders are valid and binding on all parties to these arrangements and do not violate relevant PRC laws or regulations; (3) the each of the WFOE and Bohai has the requisite corporate power to own, lease and operate its properties, to enter into contracts and to conduct its business and (4) each of the WFOE and Bohai is qualified to do business in the respective jurisdiction of its establishment.

Equity Interest Pledge Agreement. The WFOE and Bohai Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Bohai to the WFOE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Bohai during the term of the pledge.

Consulting Service Agreement. Bohai and the WFOE has entered into a Consulting Services Agreement, which provides that the WFOE will be the exclusive provider of technology services to Bohai and Bohai will pay all of its net income based on the quarterly financial statements to the WFOE for such services.  Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”

Operating Agreement. Pursuant to the operating agreement among the WFOE, Bohai and each of Bohai Shareholder, the WFOE provides guidance and instructions on Bohai’s daily operations and financial affairs. The Bohai Shareholders must designate the candidates recommended by the WFOE as their representatives on their respective boards of directors. The WFOE has the right to appoint senior executives of Bohai. In addition, the WFOE agrees to guarantee Bohai’s performance under any agreements or arrangements relating to Bohai’s business arrangements with any third party. Bohai, in return, agrees to pledge its accounts receivable and all of its assets to the WFOE. Moreover, Bohai agrees that without the prior consent of the WFOE, Bohai will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

[remainder of page intentionally left blank]

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”  Our business, operations and financial condition are subject to various significant risks.  Some of these risks are described below and you should take these risks into account in making a decision to invest in our securities.  If any of the following risks actually accurs, we may not be able to conduct our business as currently planned and our business, financial condition or results of operations could be seriously harmed.  In that case, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the traditional Chinese herbal medicines industry may not provide a meaningful basis for evaluating our business.  Bohai entered into its current line of business in September 2004.  Although Bohai’s revenues have grown rapidly since its inception, we cannot guarantee that we will maintain profitability or that we will not incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	maintain or protect our intellectual property;

•	maintain our proprietary technology;

•	expand our product offerings and maintain the quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the Chinese herbal medicine industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

We will likely need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all, and, without additional funds, we may not be able to maintain or expand our business.

We expect that the net proceeds from our January 2010 private placement, together with cash generated from our operations, will be sufficient to fund our projected operations for at least the next 12 months.  It is likely however that in the future we will require substantial funds in order to fund operating expenses and growth plans to develop manufacturing, marketing and sales capabilities and to cover public company costs.  Without enough funds, we may not be able to meet these goals.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should also be aware that in the future:

•	We cannot be certain that additional capital will be available on favorable terms, if at all;

•	Any available additional financing may not be adequate to meet our goals; and

•	Any equity financing would result in dilution to our stockholders.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.  In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

We have significant short-term debt obligations, which mature in less than one year.  Our inability to extend the maturities of, or to refinance, this debt could result in defaults, and in certain instances, foreclosures on our assets.  Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

We currently depend on short-term bank loans and net revenues to meet our short-term cash requirements.  As of June 30, 2010, our total bank debt outstanding was RMB 29.95 million (approximately $ 4.41 million as of June 30, 2010) which carries maturity periods ranging from six months to one year, while the short-term and revolving nature of these credit facilities is common in China.  The majority of this debt is guaranteed by third-parties and our CEO, Mr. Qu, and a portion is secured by our inventories and fixed assets.  In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature.  If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

Moreover, we cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral.  The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability.

In addition, we may be exposed to changes in interest rates.  If interest rates increase substantially, our results of operations could be adversely affected.

We have a significant payment that we are required to make by March 31, 2011 in connection with a land-use right purchase agreement.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,320,100).  As of June 30, 2010, we have paid approximately RMB 50,000,000 (approximately $7,343,700), which is included in Prepayment for Land Use Right on the accompanying consolidated balance sheets.  In addition, we paid RMB 12,160,000 (approximately $1,796,000) in July 2010 and the remaining balance of RMB 35,340,000 (approximately $5,180,400) is required to be paid before March 31, 2011.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, there is a risk that we may not generate sufficient cash flow from operations or otherwise have access to financing on favorable terms, or at all. Failure to make the land-use right payment when due would result in an event of default with respect to such obligations and could result in, among other things, the forfeiture of the land-use right along with the deposit in the amount of RMB 20,000,000 (approximately $2,937,480), which could cause a material deterioration in our financial condition or operating results.

We have not yet developed comprehensive independent corporate governance.

As of the date of this Annual Report, we have no audit, compensation, or nominating committees of our board of directors and have not established formal corporate governance procedures.  A lack of independent controls over our corporate affairs may result in inadequate board supervision of our management generally, or potential or actual conflicts of interest between Mr. Qu and our stockholders.  We presently have no policy to resolve such conflicts.  The absence of customary standards of corporate governance may cause our board to be unaware of corporate actions in China or leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and therefore our reputation may become tainted, which could adversely impact our stock price and cause potential investors to be reluctant to provide us with funds necessary to expand our operations.

We have been heavily dependent on sales of four key products.

Four of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Cream and Tongshangning Tablets represented approximately 25.68%, 14.62%, 26.18%, and 13.02%, respectively, of total sales for the fiscal year ended June 30, 2010. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products. If one or more of these products were to become subject to a problem such as loss of Certificates of Protected Variety of Traditional Chinese Medicine, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the negative impact on our revenues could be significant. We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines. These certificates expired in September 2009 and we have filed an application for extending the protection period on March 12, 2009 for Tongbi Capsules. We can not assure you that we will obtain the approvals to renew the Certificate of Protected Variety of Traditional Chinese Medicine and the loss of such protection will have a material adverse effect on our revenues. If we are unable to obtain approvals, these products can be manufactured and sold by other pharmaceutical manufacturers in China once the relevant protection periods elapse, which would increase our competition and potentially have an adverse effect on our sales.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive and negatively impact our business.

We regard our trademarks, trade secrets, patents and similar intellectual property as critical to our success.  We hold the trademark “Xian Ge” registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce with a valid term effective through February 23, 2013.  We have received a patent in the PRC for lung nourishing cream with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis.  If we are unable to obtain or maintain registered intellectual property protections for our proprietary products or methods, these products or methods could be infringed upon, which could materially adversely affect our business.

We rely on trademark, patent and trade secret law, as well as confidentiality agreement with certain of our employees to protect our proprietary rights.  For senior managers, we include a standard confidentiality clause into the employment agreement to prevent them from disclosing the formula or processing procedure to outside parties. No assurance can be given that our intellectual property will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.  Any material impairment of our intellectual property rights could have a material adverse effect on our business.

The availability of counterfeit versions of our products could adversely affect our sales volume, revenue and profitability and brand value.

The availability of sales of counterfeits of our products in China could adversely impact our sales and potentially damage the value and reputation of our brands.  For example, in 2010 we discovered evidence of a counterfeit Tongbi Capsule sold in China which we believe infringes on our intellectual property rights.  We have addressed this situation with applicable PRC authorities and do not believe it will adversely affect our company, but similar situations may arise in the future which could adversely impact our sales, profitability and brand value.  Additionally, consumers who mistake counterfeit Tongbi Capsules or counterfeits of our other products for our products may attribute quality and efficacy deficiencies in the counterfeit product to our brands and discontinue purchasing our brands, which would have an adverse effect on our sales and profitability.

We face competition in the pharmaceutical market in the PRC and such competition could cause our sales revenue and profits to decline.

According to SFDA in China, there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP”).  After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production.  Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations.  As of the end of 2006, there were 4,682 enterprises manufacturing medicines and formulation in China.  The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market.  Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our business depends and will depend substantially on the continuing efforts of our present and future executive officers, and our business may be severely disrupted if we lose, are unable to obtain or unable to replace their services.

Our future prospects depend substantially on the continued services of our President, Chief Executive Officer and Chairman of the Board, Mr. Qu.  We have no employment agreement with Mr. Qu and do not maintain key man life insurance on Mr. Qu’s life.  We also have other corporate officers and key employees, and if Mr. Qu or one or more of our future executive officers or key employees are unable or unwilling to continue in their positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future performance depends on our ability to attract and retain highly skilled chemists, pharmaceutical engineers, technical, marketing and sales personnel, especially qualified personnel for our operations in China.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore, we may not be able to attract or retain the personnel we need to succeed.  Our business development would be hindered if we lost the services of some key personnel.

Our business is highly dependent on continually developing or acquiring new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes.  There is no assurance that our competitors’ new products, technologies and processes will not render our company’s existing products obsolete or non-competitive.  Our company’s competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  Our company’s failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.  It is likely that our efforts to grow our products lines will be focused on acquisitions of such products from third parties.  There are many risks attendant to the acquisition of assets or companies, including availability, pricing, competition and, if acquisitions are consummate, integration.  If we are unable to so acquire and integrate new products, our revenue and profitability may suffer.

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if ever at all.

We do not presently rely on research and development activities as our business is focused on expanding sales of our existing products.  However, in the future, the research and development of new products may play an important role for our company.  Development of new products requires significant research, development and clinical testing efforts, and we currently have limited resources to devote to and limited capabilities to conduct the development of new products.  We have only one full-time employee who is engaged in research and development, so we mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that we undertake.  If research and development activities become more important for us, and if we or third parties that we retain are unable to perform research and development successfully, our business and results of operations could be negatively impacted.

As of the date of this Annual Report, we have two products, namely Forsythia Capsule and Fern Injection, under research and development. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all.  There are also no assurances that if the product is developed, that it will lead to actual commercialization and sales.

The commercial performance of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial performance of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians.  Even if our products are approved by SFDA, and even if our products are eligible for reimbursement under Chinese national medical insurance programs, there is no assurance that physicians will prescribe or recommend our products to patients.  Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community.  The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects.  Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;

•	any competitive advantages of the products could be diminished; and

•	revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that would force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Our current and future products may have inadvertent and/or harmful side effects which would expose us to the risks of litigation and a loss of revenue.

All medicines have certain side effects.  Although all of our medicines sold on market have passed proper testing and are approved by SFDA, the products may still inadvertently adverse effects on the health of the consumers. If such side effect is identified after marketing and sale of the products, the products may be required to be withdrawn from the market, or have a change in labeling. If a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contracts with consumers, decreased demand for our products, costly litigation and loss of revenue.

Natural disasters, weather conditions and other environmental factors affect our raw material supply, and a reduction in the quality or quantity of our herb supplies may have material adverse consequences on our financial results.

Our business may be adversely affected by weather and environmental factors beyond our control, such as natural disasters and adverse weather conditions.  The production of our products depends on the availability of raw materials, a significant portion of which are herbs.  These herbs tend to be very sensitive crops, which can be readily damaged by harsh weather, by disease, and by pests.  If our suppliers’ crops are destroyed by drought, flood, storm, blight, or the other woes of farming, we will not be able to meet the demands of our customers, which will have a material adverse effect on our business and financial condition and results.

Our certificates, permits, and license are subject to governmental control and renewal, and the failure to obtain renewal would cause all or part of our operation to be suspended and have a material adverse effect on our financial condition.

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry.  We have obtained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing and distribution of pharmaceutical products in the PRC.  Some of the permits and license have expired or are about to expire.  We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit expires on December 31, 2010 and is material to our business.  We also hold a GMP Certificate (No. Lu K0587) issued by Shandong Branch of SFDA on June 18, 2009, the scope of inspection of which is tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on June, 14, 2014.  The Permit for the Production of Medicine and GMP certificates are each valid for a term of five years and must be renewed before their expiration.

We hold a Drug Approval Number (“DAN”) for each of our products, and the valid terms of such DANs have expired.  We submitted the applications for re-registration on June 29, 2007 which were accepted by SFDA, although the approvals have not yet been granted.  We have been advised that the approval processes for these drugs have been started to be reviewed by the Shandong Branch of SFDA.  During the renewal period, we will be permitted to continue manufacturing these drugs as if the renewals had been approved.  Our license to produce medical wine has a term valid through December 31, 2010.

During the application or renewal process for our licenses and permits, we will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time.  In the event that we are not able to obtain or renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our business and financial condition.  Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (the “Certificate of Protection”) issued by SFDA for two of our products, Tongbi Capsules and Shangtongning Tablets.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We have submitted application to extend the protection periods for Tongbi Capsules to extend such protection period on March 12, 2009 and SFDA has recently started its review process.  We have decided to not submit an extension application for Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China. Our inability to regain the Certificate of Protection for Tongbi Capsules, which is one of our leading products, and the loss of the Certificate of Protection for our product Shangttongning Tablets, may grant other manufactures the right to produce similar products, which would result in the loss of competitive advantage and could adversely impact our sales results.

Our failure to fully comply with PRC labor laws, including laws relating to social insurance, may expose us to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.  For example, we are currently paying social insurance for our 129 full-time employees.  We also have 304 sales representatives that we believe we are not required to pay social insurance for as these sales representatives are not legally employees of ours, but are rather independent contractors. We have not paid social insurance for 195 of our full-time employees whose personal identification files cannot be transferred to us since they are not registered residents in Yantai, Shandong Province, and as an alternative we have paid these employees compensations included in their monthly salary with an amount equals to the amount of monthly social insurance that we are required to pay and the employees could pay the social insurance by themselves.  We believe these employees have been covered by social insurance and we are not required to make any contributions to the government in addition to the amount we have paid to these employees.  However, our interpretation of these requirements may be wrong, and the PRC regulatory authorities may not take the same view as we do on this subject.  If the PRC regulatory authorities take the view that we are required to pay social insurance for our independent contractors or other employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply.  In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.  The total cost of these payments and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

In addition, the new PRC Labor Contract Law took effect January 1, 2008 and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics.  In addition, the law limits non-competition agreements with senior management and other employees who have access to confidential information to two years and imposes restrictions or geographical limits.  This new labor contract law will increase our labor costs, which could adversely impact our results of operations.

We are subject to PRC government price control of drugs which may limit our profitability and even cause us to stop manufacturing certain products.

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls as of the date of this Memorandum and we prices our medicines well under government-mandated caps. There is no assurance that whether our other products will remain unaffected by the price control.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

We may be subject to product liability claims, for which we have no insurance.

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals.  Existing laws and regulations in China do not require us to maintain third party liability insurance to cover product liability claims.  However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigations, product recalls, loss of revenue, and our inability to commercialize some products.

Our indemnification obligations could adversely affect our business, financial condition and results of operations.

Our governing documents require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature.  Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability.  The expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of any actions related to the internal investigation and financial restatement may be significant and in excess of any insurance coverage we may have.  As such, there is a risk that our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition and results of operations.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise.  We are in the process of applying for Pollution Discharge Permit, other than that we believe that our operations are in substantial compliance with current environmental laws and regulations. We can not assure you that we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent.  Therefore, if the Chinese government imposes more stringent regulations in future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations.  Furthermore, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Risks Relating to the Our Corporate Structure

Our corporate structure, in particular the VIE Agreements, are subject to significant risks, as set forth in the following risk factors.

The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

In the PRC it is widely understood that foreign invested enterprises are forbidden or restricted to engage in certain businesses or industries which are sensitive to the economy.  As we intend to centralize our management and operation in the PRC without being restricted to conduct certain business activities which are important for our current or future business but are restricted or might be restricted in the future, we believe our VIE Agreements will be essential for our business operation.  In order for WFOE to manage and operate our business through Bohai in the PRC, the VIE Agreements were entered into under which almost all the business activities of Bohai are managed and operated by WFOE and almost all economic benefits and risks arising from the business of Bohai are transferred to WFOE.

There are risks involved with the operation of Bohai under the VIE Agreements.  We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;

•	discontinuing or restricting the operations of WFOE or Bohai;

•	imposing conditions or requirements in respect of the VIE Agreements with which WFOE may not be able to comply;

•	requiring us to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions that could adversely affect our business; and

•	revoking the business license and/or the licenses or certificates of WFOE, and/or voiding the VIE Agreements.

Any of these actions could have a material adverse impact on our business, financial condition and results of operations.

We depend upon the VIE Agreements in conducting our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues through the VIE Agreements.  The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership.  The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws.  Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws.  If Bohai or its shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations.  If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our company for PRC tax purposes which could result in higher tax liability.

We rely on the approval certificates and business license held by Bohai and any deterioration of the relationship between WFOE and Bohai could materially and adversely affect the overall business operation of our company.

Pursuant to the VIE Agreements, our production, manufacturing and distribution of traditional Chinese herbal medicines in China is undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Bohai.  There is no assurance that Bohai will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Bohai is governed by the VIE Agreements, which are intended to provide us, through our indirect ownership of WFOE, with effective control over the business operations of Bohai.  However, the VIE Agreements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations.  Bohai could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

If WFOE exercises the purchase options over Bohai’s equity pursuant to the VIE Agreements, the payment of purchase prices could materially and adversely affect the financial position of our company.

Under the VIE Agreements, WFOE holds an option to purchase all or a portion of the equity of Bohai at a price, pro rata in case of not all, based on the capital paid in by the Bohai shareholders (namely, $2.94 million or RMB 20 million ).  In the case that applicable PRC laws and regulations require an appraisal of the equity interest or provide other restriction on the purchase price, the purchase price shall be the lowest price permitted under the applicable PRC laws and regulations. As Bohai is already a contractually controlled affiliate to our company, WFOE’s purchase of Bohai’s equity would not bring immediate benefits to our company and the exercise of the option and payment of the purchase prices could adversely affect the financial position of our company.

Risks Associated With Doing Business in China

There are substantial risks associated with doing business in China, some of which are addressed in the following risk factors.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to the “protected” status of our products, the coverage of national health insurance for our products, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Our operations and assets in China are subject to significant political and economic uncertainties and we may lose all of our assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We may lose all of our assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

We derive all of our sales in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

All of our sales are generated in China. We anticipate that sales of our products in China will continue to represent all of our total sales in the near future. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industry which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies.  Substantially all of our revenue and expenses are in the Chinese currency, the Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar.  Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy.  We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends, and the restrictions may cause a delay in payment of interest on the Notes.

All of our sales revenue and expenses are denominated in the Chinese currency, Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.  Currently, our PRC operating subsidiary, Bohai, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

All of our income is derived from the consulting fees we receive from Bohai through the VIE Agreements.  SAFE restrictions may delay the payment of dividends, since we have to comply with certain procedural requirement and we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of WFOE, and it thus may delay our payment of interest to the Notes holders.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, if Bohai, our PRC operating subsidiary, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance Bohai by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect Bohai’s ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay the interest and principal on the Notes, pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

The PRC State Administration of Foreign Exchange restrictions on the use of offshore holding companies in mergers and acquisitions in China may create regulatory uncertainties that could restrict or limit our ability to operate.

In November 2005, SAFE issued a public notice, known as Circular 75, concerning foreign exchange registrations that are required in order to use of offshore holding companies in mergers and acquisitions in China.  The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities.  The public notice also suggested that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company.  PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by: (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore special purpose vehicle, or SPV, establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.  In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

The PRC regulatory authorities may take the view that our acquisition of indirect ownership and controlling interest in Bohai through VIE arrangements shall be subject to SAFE approval and registration. Any adverse action taken against us by PRC regulatory authorities could significantly and negatively impact our operations and the trading market for our common stock.

PRC regulations and potential registration requirements relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Similarly, our failure to obtain the prior approval of PRC authorities for our January 2010 private placement and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

On August 8, 2006, the PRC Ministry of Commerce (“MOC”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006.  These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises.  These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOC as a key regulator for issues related to mergers and acquisitions in China and requiring MOC approval of a broad range of merger, acquisition and investment transactions.  Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Our principal stockholder, Glory Period, is 100% owned by Joshua Tan, a Singapore citizen.  As of September 21, 2010, Glory Period holds 54.19% of our outstanding common stock.  Mr. Tan and Mr. Qu (the principal founder of Bohai and our Chairman, President and Chief Executive Officer) entered into the Call Option Agreement on December 7, 2009 by which Mr. Qu has an option to acquire all the issued and outstanding shares of Glory Period within three years for nominal consideration.  Chance High, as the wholly owned subsidiary of our company, formed WFOE on November 23, 2009 and WFOE obtained effective and substantial control over Bohai further through executing the VIE Agreements on December 7, 2009 by and among WFOE, Bohai and the three shareholders of Bohai (including Mr. Qu).  The PRC regulatory authorities may take the view that entry into the VIE Agreements by WFOE and Bohai resulting in Mr. Qu, a PRC resident becoming the majority owner and effective controlling party of our company which acquired 100% indirect ownership of Bohai.  The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to SAFE or MOC of the overall restructuring arrangements, the existence of the Share Exchange and related VIE Agreements.  If the PRC regulatory authorities take the view that the Share Exchange and VIE arrangement constitutes a reverse ,merger or round-trip investment under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOC.

If the PRC regulatory authorities take the view that the Share Exchange and the VIE Agreements constitutes a reverse merger acquisition or round-trip investment without the approval of the national offices of MOC, they could invalidate the Share Exchange and VIE Agreements.  Additionally, the PRC regulatory authorities may take the view that any public offering plan of us will require the prior approval of CSRC.  If we cannot obtain MOC or CSRC approval in case we are required to do so, our business and financial performance will be materially adversely affected.  We may also face regulatory actions or other sanctions from the MOC or other PRC regulatory agencies.  These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from the Private Placement into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.  Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to transactions that we have engaged in our may in the future engage in.  Any adverse action taken against us by PRC regulatory authorities could significantly and negatively impact our operations and the trading market for our common stock.

Because our assets are located outside of the United States and half of our directors, including our Chairman, and the majority of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and these persons in the United States or to enforce judgments of United States courts against us or him in the PRC.

Our Chairman of the Board and principal executive officer, Mr. Qu, resides outside of the United States in China.  In addition, another of our directors and a majority of our officers are also located in China.  Furthermore, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  We have not established formal policies or procedures for prohibiting or monitoring this conduct, and we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as WFOE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking, and other control systems.  Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

It may be difficult to protect and enforce our intellectual property rights under PRC laws.

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by our damages award.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Through our operating subsidiary Bohai, we rely on these land use rights as the cornerstone of our operations for both our manufacturing facility and our corporate headquarters.  The loss of such rights would have a material adverse effect on our company as we would be required to relocate our facilities and obtain new land use rights, and there is a risk that we would not be able to accomplish such a relocation with reasonable cost or at all.  In addition, we currently do not maintain a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we have built our corporate headquarters.  In the process of the planning of Yantai City, the usage of this land use right has been changed from “industrial use” to “commercial use” and therefore, the process for the land use right certificate on five relevant parcels of land including the land occupied by Bohai is suspended until the completion of the planning.  We can not assure you that we will eventually obtain the land use right certificate for this land with reasonable cost.

Risks Related to Our Common Stock

Trading in our common stock has been extremely limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Our common stock is listed for quotation on OTCBB and the OTCQB under the symbol “BOHP”, but trading in our common stock has been extremely limited.  Trading in our common stock may not fully evolve for a variety of reasons, and even if a market for our stock develops, it may continue to be limited.  If limited trading in the common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices.  Also, the sale of a large block of common stock, should it occur, could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

The registration statement concerning the shares of common stock underlying the Notes and Warrants may not remain effective, which could impact the liquidity of our common stock.

Under the terms of our January 2010 Registration Rights Agreement, we are obligated to include the shares of common stock underlying the Notes and Warrants in an effective registration statement.  From time to time, it will be necessary for us to file post-effective amendments to the registration statement when subsequent events so require.  We intend to use our best efforts to keep the registration statement current, but we may not be able to do so.  If the registration statement is not current in the future, we will incur penalties and investors’ ability to sell the shares of common stock underlying the Notes and Warrants will be limited, which would have a material adverse effect on the liquidity of our common stock.

There is currently limited trading in our common stock, and the limited public trading market that may develop in the future may cause extreme volatility in our stock price.

Although our common stock is listed for quotation on the OTCBB and the OTCQB, there has been until only recently extremely limited trading in our stock.  Even if a market for our common stock does develop, there is a risk that a meaningful, consistent and liquid trading market may not develop.  Moreover, stocks with limited trading markets have historically experienced extreme price and volume fluctuations and have particularly affected the market prices of many smaller companies like us.  Our common stock is thus expected to be subject to significant volatility when and if meaningful trading commences.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTCBB and OTCQB are unorganized, inter-dealer, over-the-counter markets that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations due to factors such as:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in pharmaceutical markets;

•	changes in the economic performance or market valuations of other pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property or other litigation; and

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

The accounting treatment for our convertible securities is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities.  Fluctuations in the valuation of these rights could cause us to take charges to our earnings and make our financial results unpredictable.

Our Notes and Warrants issued in January 2010 contain, or may be deemed to contain from time to time, embedded derivative rights in accordance with GAAP.  These derivative rights, or similar rights in convertible securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP.  Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations.  Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.  There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely impact our results of operations, our reputation and our public stock price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Registration Rights Agreement and Securities Purchase Agreement, we filed a registration statement with the SEC to register the common stock underlying the Notes, Warrants and Placement Agent Warrants for public resale.  All of such shares may be freely sold and transferred following conversion or exercise of the Notes and Warrants if such registration statement remains effective.  Additionally, concurrently with the closing of the Private Placement, we engaged in a Share Exchange, and following the Share Exchange, the former shareholders of Chance High (other than Glory Period) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to such registration statement or SEC Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this Annual Report, and not accounting for the shares of common stock underlying the Notes and Warrants issued in our January 2010 private placement, 1% of our issued and outstanding shares of common stock equals approximately165,000 shares.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our controlling stockholder may exercise significant influence over us.

Our controlling stockholder, Glory Period Limited, owns approximately 55% of our outstanding common stock as of the closing of the Share Exchange.  Tan is the sole shareholder of Glory Period and Qu is the sole director of Glory Period.  Either Tan or Qu has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Tan and Qu may also have the power to prevent or cause a change in control.  In addition, without the consent of Tan and Qu, we could be prevented from entering into transactions that could be beneficial to us.  As Qu serves as our principal executive officer and Tan has provided consulting services to Bohai in the past, the interests of Tan and Qu may differ from the interests of our other stockholders, which could create conflicts of interest and the potential for approval of actions which may not be in the best interests of all of our stockholders.

Compliance with complex and changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations, will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public legal and accounting disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  In addition, our management located in the PRC has little experience with compliance with U.S. laws (including securities laws).  This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to restatements of our financial statements, breaches of covenants in our investor agreements, regulatory enforcement actions against us and a negative impact on our stock price and our business generally.  The challenges we have with properly complying with applicable disclosure and accounting regulations were evidenced when we were required to restate our financial statements for the period ended March 31, 2010 to account for the embedded derivative liabilities associated with Notes and Warrants.  There is a risk that we will face similar challenges in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, we may be required to have an independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.  Moreover, because our management is located principally in China and for the most part speaks only Chinese, we may experience difficulties in effectively communicating developments to our board of directors and U.S-based advisors, which could lead to deficiencies in our internal accounting and public reporting, which in turn could negatively impact investor perception of our company and our reported results of operations and accounting.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on OTCBB and the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their common stock at or above the price they paid for them.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Description of Properties.

Our corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our manufacturing facility. We currently have not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain our corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificate on the land for our corporate headquarters has been suspended until the completion of the planning. We can not assure you that we will eventually obtain the land use right certificate for this land.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters. The term of the granted land use right is 50 years. We expect to obtain land use right certificate after our full payment of the land use right fee, which is required to be made by March 31, 2011. We intend to use this land for our future business expansion, including, potentially, additional manufacturing space.

Item 3.  Legal Proceedings.

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information.

Our common stock is listed for quotation on the OTCBB and the OTCQB under the symbol “BOPH.” From January 9, 2008 until February 8, 2010, our common stock was listed for quotation on the OTCBB under the symbol “LINK”.  The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTC Bulletin Board.  Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2010 by Quarter
July 1, 2009 - September 30, 2009	$-	-
October 1, 2009 - December 31, 2009	$-	-
January, 2010 - March 31, 2010	$2.10	$2.10
April 1, 2010 – June 30, 2010	$2.22	$2.10

2009 by Quarter
July 1, 2008 - September 30, 2008	$-	-
October 1, 2008 - December 31, 2008	$-	-
January, 2009 - March 31, 2009	$-	-
April 1, 2009 – June 30, 2009	$-	-

Holders

As of September 21, 2010, there were 16,500,000 shares of our common stock outstanding held by approximately 46 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal year ended June 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008. Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the PRC which are based on traditional Chinese medicine. We are based in the city of Yantai, Shandong Province, China.

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. We have obtained Drug Approval Numbers in China for 29 varieties of traditional Chinese herbal medicines in 2004 and we currently produce 15 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine. Of these 15 products, 8 are prescription drugs and 7 are over-the-counter products.

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

Critical Accounting Policies and Estimates

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  We extend unsecured credit to our customers in the ordinary course of business but we seek to mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of June 30, 2010 and 2009, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

We account for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned.  We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the year ended June 30, 2010 and 2009, sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase or decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of June 30, 2010 and June 30, 2009, we did not make any allowance for slow-moving or defective inventories.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment was construction-in-progress which consisted of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. The principal annual rates are as follows:

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

Recent Accounting Pronouncements

The following Accounting Standards Codification (“ASC”) Updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

In June 2008, the FASB issued FASB ASC 260-10, “Determining Whether Instruments Granted in Share- based Transactions are Participating Securities”. Under ASC 260-10, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of ASC 260-10 beginning July 1, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “ Variable Interest Entities “ for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’ s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for our company in the first quarter of fiscal 2011. We are currently evaluating the effect of ASC 810 on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”.  This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Group’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable- interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  ASU 2009-17 is effective for our company in the first quarter of fiscal 2011. We are currently evaluating the effect of ASU 2009-17 on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

Operating Results

The following table sets forth key components of our results of operations for the periods indicated:

	For The Year Ended
	June 30
				Percentage
	2010	2009	Increase	Increase

Net revenues	$59,264,724	$49,348,614	$9,916,110	20.1%

Cost of revenues	10,164,853	7,975,267	2,189,586	27.5%

Gross profit	49,099,871	41,373,347	7,726,524	18.7%

Selling, general, and administrative expenses	36,253,075	31,347,139	4,905,936	15.7%

Income from operations	12,846,796	10,026,208	2,820,588	28.1%

Total other income (expenses)	(385,315)	(171,323)	(213,992)	124.9%

Income before provision for income taxes	12,461,481	9,854,885	2,606,596	26.4%

Provision for income taxes	2,973,289	1,906,985	1,066,304	55.9%

Net income	$9,488,192	$7,947,900	$1,540,292	19.4%

	For The Year Ended
	June 30

	2010	2009

Net revenues	100.0%	100.0%

Cost of revenues	17.2%	16.2%

Gross profit	82.8%	83.8%

Selling, general, and administrative expenses	61.2%	63.5%

Income from operations	21.7%	20.3%

Total other income(expenses)	(0.7)%	(0.3)%

Income before provision for income taxes	21.0%	20.0%

Provision for income taxes	5.0%	3.9%

Net income	16.0%	16.1%

Net Revenues

Net revenues for the twelve months ended June 30, 2010 increased by approximately $9,916,110, or 20.1%, to $59,264,724 as compared to $49,348,614 for the twelve months ended June 30, 2009.  This increase was primarily due to increase in revenue from three of our main products, Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets, which together had over 50% of our total net revenue and all of which are listed for coverage and reimbursement under national medical insurance starting in December 2009.  The increase was also due to the marketing strategy we implemented beginning in January 2010.

Net revenues for the fourth quarter ended June 30, 2010 decreased by approximately $173,000, or approximately 1%, compared to the fourth quarter ended June 30, 2009.  The decrease was due to the fact that some product orders were put on hold by hospitals as a result of changes in bidding processes for some state and local Chinese governments.  The national health insurance reform started in 2009 at national levels and, as a result, some state and local governments have tried to improve their overall new policies.  Changes in local bidding processes were temporary and should not have a material impact of our overall net revenues going forward.

We anticipate our overall net revenue will continue to increase due to a national medical and health plan initiated by Chinese government in 2009, which plan will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Our cost of revenues for the twelve months ended June 30, 2010 was $10,164,853 as compared to $7,975,267 for the twelve months ended June 30, 2009, representing an increase of $2,189,586, or 27.5%. The increase in cost of revenues was mainly attributable to the increase in cost of raw material as a result of increase of sales and five new products we introduced this fiscal year as well as increase of cost of raw material itself this fiscal year compared to last fiscal year.  Overall increase in cost of raw material itself this fiscal year over last year was immaterial.

Gross Profit

We achieved gross profit of $49,099,871 for the twelve months ended June 30, 2010, compared to $41,373,347 for the same fiscal in 2009, representing an increase of $7,726,524, or 18.7%, over fiscal year 2009.  Our overall gross profit margins as a percentage of revenue had been consistently maintained over the past two years and they represented 82.8% and 83.80% for the twelve months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Our operating expenses, consisting of selling, general and administrative expenses, increased by $4,905,936 to $36,253,075, for the twelve months ended June 30, 2010 compared to $31,347,139 for the same fiscal year end in 2009.  This increase was mainly attributable to an increase of advertising expense of approximately $2,278,000 this fiscal year compared to the same fiscal year last year.   We increased product promotion activities through various media, especially through television advertising in different provinces within the PRC for our new products as well as some major products that are eligible for coverage and reimbursement under national medical insurance. The increase was also due to increase on commission expense of approximately $2,673,000 this fiscal year over last fiscal year as we continue to increase our sale volume and expand sale personnel.

Total Other Income (Expenses)

Finance and non-operating expense was $385,315 for the period ended June 30, 2010 compared to non-operating expenses of $171,323 from prior fiscal year, an increase of expense of $213,992.  The increase was principally due to non-cash income of $925,063 associated with a change in fair value of warrants offset by amortization of deferred fees of $510,717 and interest charges of $588,811 on convertible debt in connection with our private placement on January 5, 2010 as well as increase of $161,797 in interest charge for short term loan.

Provision for Income Tax

Our provisions for income taxes for the twelve months ended June 30, 2010 and 2009 were $2,973,289 and $1,906,985, an increase of $1,066,304 or 55.9% from year to year. The increase in income tax this fiscal year over prior fiscal year was principally due to increase in income available for Chinese tax.

Net Income

We had a net income of $9,488,192 for the twelve months ended June 30, 2010, as compared to net income of $7,947,900 for the twelve months ended June 30, 2009, an increase in net income of $1,540,292, or 19.4%.  The increase in net income was primarily attributable to increase in total gross profit of $7,726,524 and offset by increase in advertising expenses and other operating expense of $5,119,929 and tax provision of $1,066,304 this fiscal year compared to prior fiscal year.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $17,149,082 and restricted cash of $576,019. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements
	For the years ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$13,214,620	$(1,513,062)
Net cash provided by (used in) investing activities	(7,360,781)	(788,993)
Net cash provided by (used in) financing activities	8,756,059	3,963,300
Effect of foreign currency translation on cash and cash equivalents	45,018	3,871
Net (decrease) increase in cash and cash equivalent	$14,654,916	$1,665,116

Comparison of Year Ended June 30, 2010 and 2009

Net Cash Provided (Used in) by Operating Activities.  Net cash provided in operating activities totaled $13,214,620 for the year ended June 30, 2010 as to net cash used in operating activities of $1,513,062 for the year ended June 30, 2009. The increase in net cash provided by operating activities was primarily due to increases in accounts receivable, other receivables and prepayment, decrease in accounts payable and other accrual liability, partially offset by changes in fair value of warrants and inventory of raw materials during the year ended June 30, 2010. We expect our cash flow from operating activities to improve due to a national medical and health plan initiated by Chinese government in 2009, which plan will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $7,360,781 for the year ended June 30, 2010 and $788,993 for the year ended June 30, 2009.  The increase in cash used in investing activities was due to our cash payment of approximately $7.3 million for the purchase of leased land use rights from the Shandong provincial government in January 2010 for approximately $14.3 million, which land we may use for potential future expansion of our manufacturing operation.  Subsequent to June 30, 2010, we made an additional payment under the contract to purchase such rights, and as of the date of this Annual Report, we have a remaining payment of approximately $5.2 million which is due by March 31, 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $8,756,059  for the year ended June 30, 2010 as compared to net cash provided in financing activities of $3,963,300 for the year ended June 30, 2009. The reason for the increase in cash provided by financing activities was due to issue of convertible promissory notes in January 5, 2010.  As of June 30, 2010, cash payments to placement agent and other financing costs were $1,570,000.  The proceeds from short-term borrowings and convertible promissory notes amounted to $6,575,000 and $12,000,000 respectively and the repayment of borrowings amounted to $8,045,000 resulted in a net cash inflow by financing activities of $8,756,059.

Cash.  As of June 30, 2010, we had cash of $17,149,082 as compared to $2,494,166 as of June 30, 2009. This increase was due primarily to $12,000,000 cash received from the private placement in January this year and our overall improvement in cash provided in operating activities.

Loan Facilities

We had a total of $4,398,849 and $5,860,000 outstanding on loans and credit facilities as of June 30, 2010 and 2009, respectively.  Total interest expense on short-term loans for the year ended June 30, 2010 and 2009 amounted to $337,424 and $184,404, respectively. Bohai obtains short-term loan facilities from financial institution in the PRC.

Short-term borrowings as of June 30, 2010 were as follows:

Loan from		Annual
financial institution	Loan period	Interest rate	Secured by	Amount

China Construction	From Feb 24, 2010	5.8410%	Shandong Dai Xin Heavy	$3,524,954
Bank	to Feb 23, 2011		Industries Co. Ltd

Yantai Laishan Rural	From Sept 28, 2009	9.0270%	Yantai Ka Wah Medical	587,492
Credit Union	to Sept 26, 2010		Equipment Co. Ltd

Yantai Laishan Rural	From Sept 28, 2009	6.9030%	Bohai's machinery and	286,402
Credit Union	to Sept 26, 2010		vehicle

				$4,398,849

Short-term borrowings as of June 30, 2009 were as follows:

Loan from		Annual
financial institution	Loan period	Interest rate	Secured by	Amount

Shanghai Pudong	From Dec 12, 2008	6.6960%	Haiyang Construction	$2,197,500
Development Limited	to Dec 11, 2009		Industry Training Centre
			and personal guarantee
			by equity holders

Yantai City	From Jan 20, 2009	6.9030%	Yantai Hai Pu Can End	1,318,500
Commercial Bank	to Jan 20, 2010		Making Co. Ltd

Yantai Laishan Rural	From Sep 27, 2008	9.3600%	Yantai Ka Wah Medical	293,000
Credit Union	to Sep 26, 2009		Equipment Co. Ltd

Yantai Laishan Rural	From Sep 27, 2008	12.2400%	Bohai's machinery	586,000
Credit Union	to Sep 26, 2009		and vehicle

China Construction	From May 12, 2008	0.0000%	Personal guarantee by	1,465,000
Bank	to Nov 11, 2009		equity holders

				$5,860,000

Obligations under Material Contracts

As of June 30, 2010, we had commitments to purchase land use rights that we intend for our future business expansion, including, potentially, additional manufacturing space.  The total purchase price is approximately $14,320,100 (RMB 97,500,000).  As of June 30, 2010, we have prepaid for approximately $7,343,700 (RMB 50,000,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets.  In addition, we paid approximately $1,796,000 (RMB 12,160,000) in July 2010 and the remaining balance of RMB 35,340,000 (approximately $5,180,400) is required to be paid before March 31, 2011.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the twelve months ended June 30, 2010. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Currency Exchange Risk

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies.  Substantially all of our revenue and expenses are in the Chinese currency, the Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar.  Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy.  We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks. Most of our transactions are settled in Renminbi and U.S. dollars.  We are not exposed to significant foreign currency risk.

Credit risk

Our potential credit risk is mainly attributable to its debtors and bank balances.  In respect of debtors, we have policies in place to ensure that it will only accept customers from countries which are politically stable and customers with an appropriate credit history.  In addition, all the bank balances were made with financial institutions with high-credit quality.  Thus, we are not considered to be subject to significant credit risk.

Interest rate risk

Our interest rate risk is primarily attributable to its short-term borrowings, loan to a third party and loan to equity holders.  Our borrowings carry interest at fixed rate.  Our management has not used any interest rate swaps to hedge its exposure to interest rate risk.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Parker Randall CF (H.K.) CPA Limited, our independent registered public accounting firm, are set forth on pages F-1 through F-34 of this Annual Report.

Item 9.  Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

Effective January 29, 2010, upon the approval of our board of directors, we dismissed John Kinross-Kennedy as our independent registered public accountant.

During the prior fiscal years ended May 31, 2009 and 2008, John Kinross-Kennedy’s reports on the financial statements of our company contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended May 31, 2009 and 2008 and subsequent period through January 29, 2010, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between us and John Kinross-Kennedy on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of John Kinross-Kennedy, would have caused him to make reference thereto in his report on financial statements for such years.

During the fiscal years ended May 31, 2009 and 2008 and subsequent period through January 29, 2010, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On January 29, 2010, upon the approval of our board of directors, Parker Randall CF (H.K.) CPA Limited (the “Parker Randall”) was appointed as our independent registered public accounting firm.  During our prior fiscal years ended May 31, 2009 and 2008 and subsequent period through January 31,2010, we did not consult with Parker Randall regarding any of the matters or events set forth in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

During our fourth fiscal quarter ended June 30, 2010, in response to comments we received from the staff of the SEC, we restated our financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the period ended March 31, 2010, which restatements are more fully described in our Quarterly Report on Form 10-Q/A filed with the SEC on August 12, 2010.

In light of such restatements, the Certifying Officers and our board of directors are assessing the effect of such restatements on our internal control over financial reporting and its disclosure controls and procedures.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness: yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  Management identified a significant deficiency related to the following:

1.           Lack of internal audit functions – Although we maintain certain internal audit functions, the scope and effectiveness goals of internal audit function have not been identified.  Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of July 23, 2010. Management identified a material weakness related to the following:

1.           Equity instruments – There was a material weakness in the process related to evaluating certain debt and equity transactions and the accounting treatment for these non-frequent transactions.  We have restated our consolidated financial statements for the period ended March 31, 2010 and for the year ended March 31, 2010 as a result of accounting treatment for our 8% Convertible Notes which were issued in a private placement on January 5, 2010.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.           We expect to establish our internal audit department functions by providing audit staffs and internal audit trainings.  In July 2010, we appointed three independent directors and believe the roles of the independent directors and their respective functions will continue to strengthen our internal control oversight.

2.           We retained an independent consultant firm, Kingery and Crouse CPAs, to evaluate the accounting for our equity and debt transactions, most notably with respect to the embedded derivative liability treatment for our convertible notes and warrants.

3.           We have retained an outside accounting and consulting firm, SG CPA Limited, to assist us with our Sarbanes-Oxley implementation program.

We believe that the foregoing steps will remediate the significant deficiency and material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,320,100). The term of the granted land use right is 50 years. As of June 30, 2010, we have paid approximately RMB 50,000,000 (approximately $7,343,700), which is included in Prepayment for Land Use Right on the accompanying consolidated balance sheets.  In addition, we paid approximately $1,796,000 (RMB 12,160,000) in July 2010 and the remaining balance of RMB 35,340,000 (approximately $5,180,400) is required to be paid before March 31, 2011.  We intend to use this land for our future business expansion, including, potentially, additional manufacturing space.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the name, age, and position of our directors, our executive officers and key employees as of September 15, 2010.  Executive officers are elected annually by our board of directors.  Each executive officer or key employee holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

We have a classified board of directors under which each of our directors is designated as a part of one of three separate classes, with the directors in one class being elected annually by our stockholders at our annual meeting of stockholders for a term of three years.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

As used below, the term “Bohai” means Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company and our operating subsidiary.

Name	Age	Position/Director Class
Hongwei Qu	35	President, Chief Executive Officer and Chairman of the Board of Directors (Class 1)
Gene Hsiao	47	Chief Financial Officer
Ning Tang	50	Vice President – Operations
Hongbin Shan	41	Vice President – Sales and Marketing
Chunhong Jiang	45	Secretary and Treasurer
Chengde Wang	62	Director (Class 1)
Louis A. Bevilacqua, Esq.	41	Director (Class 2)
Adam Wasserman	46	Director (Class 3)

Hongwei Qu.  Mr. Qu became our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary as of January 5, 2010, and, became the sole director and Chairman of the our board of directors effective as of January 16, 2010 upon filing of Schedule 14(f) with the SEC on January 6, 2010 in compliance with Section 14(f) of the Exchange Act.  Mr. Qu relinquished the positions of Interim Chief Financial Officer, Secretary and Treasurer in June 2010.  From 2001 to May 2007, Mr. Qu was the founder and principal officer of Yantai Hongwei Medical Trading Co., a PRC company engaged in the wholesale of drugs and medical products and retail of medical devices. In May 2007, Mr. Qu took principal responsibilities for the acquisition of Bohai.  From May 2007 until present, Mr. Qu has served as the General Manger and Executive Director of Boha. . Mr. Qu has significant experience in the medical and pharmaceutical sectors in China.  Mr. Qu graduated from Shandong Economic University with a bachelor degree.

Gene Hsiao.  Mr. Hsiao was appointed as our Chief Financial Officer in June 2010.  Mr. Hsiao has over 15 years of experience in corporate finance and management.  Prior to his appointment with us, Mr. Hsiao served as Chief Financial Officer for China Advanced Construction Materials Group Inc. (Nasdaq:CADC) from 2008 to 2010, where he was responsible for all U.S. affairs as well as corporate finance functions in China.  From 2000 to 2008, he served as Controller of Milligan and Company, LLC, where he managed the overall accounting and financial reporting functions as well as the company’s internal control processes.  From 1997 to 1999, he served as Finance Manager for J&J Snack Foods Corporation (Nasdaq:JJSF), where he was responsible for financial reporting and SEC schedule preparation.  From 1995 to 1997, he served as Accounting Supervisor of RCN Corporation (Nasdaq:RCNI) and as the Senior Operation Analyst at ARAMARK Corporation from 1992 to 1995.  Mr. received his B.S. degree from Drexel University in Philadelphia.

Ning Tang was appointed as Bohai’s Vice President — Operations in November 2007 and our Vice President – Operations in June 2010.  Mr. Tang has over 25 years of experience in management of pharmaceuticals companies in China.  Prior to his appointment with Bohai, Mr. Tang served as General Manager for Yantai Xiangyu Environmental Protection Equipment Co., Ltd. from 2004 to 2007, where he was responsible for all affairs of corporate operations in China.  He served as Vice President of Yantai Rongchang Pharmaceuticals Co., Ltd. from 1998 to 2004, where he managed the departments of operation, administration, manufacturing and product quality.  From 1986 to 1998, he served as Deputy Director for Yantai TCM Pharmaceuticals Corporation, where he was responsible for production, product quality, purchase, research and development and sales.  He received his B.S. degree in international trade and business from Shandong Economic University.

Hongbin Shan was appointed as Bohai’s General Manager of Sales in May 2010 and as the our Vice President – Sales and Marketing as of June 2010.  Mr. Shan has over 10 years of experience in sales, marketing and management.  Prior to his appointment with us, from 1994 to 2010, Mr. Shan served as General Manager for the Qingdao Branch, Shandong Province of Shandong Green Leaf Pharmaceutical Co., Ltd. and manager of the Su-Min Region (including Jiangsu, Fujian, Hubei, Jiangxi and Anhui provinces) where he was responsible for all affairs of marketing and sales.  He also served in the capacity of Assistant Director of the Oncology Division, responsible for the national market of Shandong Green Leaf’s tumor line.  He received his B.S. degree from Yantai University and educational certificate from the senior MBA program of Tsinghua University.

Chunhong Jiang was appointed as Bohai’s General Manager of Finance, Secretary and Treasurer in May 2007 and as our Secretary and Treasurer in June 2010.  Ms. Jiang has over 20 years of experience in corporate finance, accounting and management.  Prior to her appointment with Bohai, Ms. Jiang served as Financial Manager for Yantai Furao Trading Group from 2004 to 2007.  She served as Financial Manager and department director for Yantai Garment Company, a subsidiary of China Garment Group from 1994 to 2003, where she was responsible for overall accounting and financial reporting functions. She served as statistician, accountant and financial chief for Yantai Hardware Factory from 1987 to 1993, where she managed the overall statistics, accounting and financial reporting functions.  She graduated from Shandong Economic University.

Chengde Wang became an independent director of our company on July 12, 2010.  Mr. Wang has served as the director medical doctor and Ph.D./MD advisor of Beijing Shuntiande Chinese Medicine Hospital since October 2005, where he is responsible for managing medical practice and research projects.  Prior to joining Beijing Shuntiande Chinese Medicine Hospital, Mr. Wang worked at Guang Anmen Hospital under China Academy of Chinese Medical Science and was the professor and the chief physician in the Beijing University of Chinese Medicine.  Mr. Wang is an expert in Traditional Chinese Medicine and has been honored by the P.R.C. State Council.  He is a member of National Committee of The Chinese People’s Political Consultative Conference, a director of Cooperation Center of State Administration of Traditional Chinese Medicine with Taiwan, Hong Kong and Macao, director and Secretary-General of the Center of Traditional Chinese Medicine Society and expert of review committee of National Essential Drugs Association.  Mr. Wang graduated from Beijing University of Chinese Medicine.

Louis A. Bevilacqua, Esq. became an independent director of our company on July 12, 2010.  From October 2008 to present, Mr. Bevilacqua has been a partner in the Corporate and Securities Group at the law firm of Pillsbury Winthrop Shaw Pittman LLP and is resident in the firm’s Washington, DC office.  Prior to joining Pillsbury, Mr. Bevilacqua was a partner in the Business and Finance Group at the law firm of Thelen LLP during the period from January 2003 through October 2008.  Mr. Bevilacqua has broad experience in public offerings and private placements of securities, Exchange Act compliance, angel and venture capital financings, other areas of equity and debt financing and mergers, acquisitions and other business combinations, including “roll up” and “reverse acquisition” transactions.  Mr. Bevilacqua is a leader of Pillsbury’s China Capital Markets practice and has significant experience representing China-based middle market public companies.  Mr. Bevilacqua obtained his JD from Fordham University School of Law in 1994, where he became a member of the Order of the Coif, and he obtained his undergraduate degree from Fordham University, where he graduated with honors.

Adam Wasserman became an independent director of our company on July 12, 2010.  Mr. Wasserman has served as the chief financial officer of Gold Horse International, Inc. (OTCBB:GHII) since July 2007, chief financial officer of Emerald Acquisition Corporation (PINK:PEAR) since June 2010 and as a director of China Direct Industries, Inc. (NASDAQ:CDII) since January 2010.  Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida-based provider of consulting and accounting services specializing in SEC reporting, financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting department supervision, and internal controls.  Mr. Wasserman has previously served as the chief financial officer of Explorations Group Inc. (January 2002 until December 2005), Colmena Corp. (May 2003 until June 2004), China Wind Systems, Inc. (November 2007 to December 2008), Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), and other companies, all client companies of CFO Oncall, Inc.  From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP.  During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.  Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany.  He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, treasurer and executive board member of Gold Coast Venture Capital Association.

Audit, Nominating, Compensation Committees and Director Independence

Although our board of directors is comprised of a majority of “independent” directors (as defined under the Nasdaq Marketplace rules), our board of directors presently does not have standing audit, nominating or compensation committees and the entire board is performing the functions normally associated with an audit, nominating and compensation committee.  We expect that we will seek to form audit and other board committees in a manner consistent with exchange-listed companies at such time as we apply for a listing on an exchange.

As part of obligations under the Securities Purchase Agreement in connection with our January 2010 private placement, one of our directors is designated by Euro Pacific Capital, the lead placement agent for such private placement.  Louis A. Bevilacqua is the director designated by Euro Pacific Capital.

Communication with our Directors

Stockholders or other interested parties may communicate with our directors by sending mail to Mr. Hongwei Qu, c/o Yantai Bohai Pharmaceuticals Group Co. Ltd., No.9 Daxin Road, Zhifu District, Yantai, Shandong Province, China 264000.

Board of Directors’ Meetings

During our fiscal year ending June 30, 2010, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on June 30, 2010, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Item 11.  Executive Compensation.

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Annual Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the June 30, 2010 conversion rate of RMB 6.7909 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	2010	$35,105	-	-	-	-	-	-	$35,105
Chief Executive Officer	2009	$14,644	$4,911	-	-	-	-	-	$19,555

Gene Hsiao	2010	$9,000	-	-	-	-	-	-	$9,000
Chief Financial Officer	2009	$-	-	-	-	-	-	-	$-

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Qu.

On June 4, 2010, we entered into an employment agreement with Gene Hsiao, our Chief Financial Office (the “Hsiao Agreement”).  The Hsiao Agreement provides for with an initial term of three (3) years and an annual base compensation of $120,000.  Pursuant to the Hsiao Agreement, Mr. Hsiao will be eligible for an annual bonus, if any, as may be determined by the Company and for customary benefits generally available to all of the Company’s officers, and may earn up to 120,000 shares of the Company’s common stock, which shall vest on a yearly basis at a rate of 40,000 shares each year provided that he is employed by the Company.

We may terminate the Hsiao agreement without cause and Mr. Hsiao may resign upon 30 days advance written notice. We may immediately terminate the Hsiao agreement for Cause (as defined in the agreement). Upon the termination of the Hsiao agreement for any reason, Mr. Hsiao will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. Hsiao is terminated during the term of the employment agreement other than for Cause (as defined in the Hsiao agreement), Mr. Hsiao is entitled to a lump sum severance payment equal to 3 months of his base compensation. The Hsiao agreement will terminate prior to its scheduled expiration date in the event of Mr. Hsiao’s death or disability.

The Hsiao agreement also includes a 1 year non-competition and non-solicitation and confidentiality covenants. Under the terms of this agreement, he is also entitled to 2 weeks paid vacations and expense reimbursement.

Director Compensation

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	-	-	-	-	-	-	-
Chengde Wang*	-	-	-	-	-	-	-
Louis A. Bevilacqua*	-	-	-	-	-	-	-
Adam Wasserman*	-	-	-	-	-	-	-

*	Director was appointed in July 2010, after the conclusion of our fiscal year ended June 30, 2010.

Hongwei Qu is paid in his capacity as executive officer of our company and he does not receive any additional compensation for his service as director.

On July 6, 2010, Adam Wasserman and Louis A. Bevilacqua entered into independent director and indemnification agreements with the Company, and on January 11, 2010, Chengde Wang entered into such agreements with the Company, each of which became effective on July 12, 2010 with their appointments to the Company’s board of directors and the Company’s execution thereof.  The form of independent director and indemnification agreements are filed as Exhibit 10.1 to our Current Report on Form 8-K, dated July 13, 2010 (the “Independent Director Agreement”).

Pursuant to the Independent Director Agreements:

(i)           each independent director will be retained as a director of the Company until the director or the Company terminates the agreement upon thirty (30) days prior written notice, with or without cause;

(ii)           Mr. Wasserman received a $20,000 annual director’s fee and a five year non-qualified option to purchase 6,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature;

(iii)           Mr. Bevilacqua received a $14,000 annual director’s fee and, subject to certain conditions, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature; and

(iv)           Mr. Wang received a $22,000 annual director’s fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table sets forth below certain information regarding the beneficial ownership of our common stock as of September 15, 2010, based on 16,500,000 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, China.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of September 15, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned (1)
Glory Period Limited (2)(3)(4)	8,942,471	54.19%
Hongwei Qu (4)	8,942,471	54.19%
Gene Hsiao (5)	—	—
Louis A. Bevilacqua, Esq. (6)	—	—
Adam Wasserman (7)	—	—
All Executive Officers and Directors as a group	8,942,471	54.19%

(1)	Based on 16,500,000 shares of common stock issued and outstanding as of September 15, 2010.
(2)	Joshua Tan is the sole shareholder of Glory Period, but pursuant to a Call Option Agreement, he has no right to sell any shares without prior written consent by Hongwei Qu.
(3)	Hongwei Qu is the executive director of Glory Period.
(4)
On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Mr. Tan, a Singapore passport holder and the sole shareholder of Glory Period.  Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years.  The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent.

(5)
Mr. Hsiao is our Chief Financial Officer.  Pursuant to his employment agreement with us, Mr. Hsiao is entitled to be granted up to an aggregate of 120,000 shares of our common stock, vesting in three annual installments of 40,000 beginning June 4, 2011, provided he is then employed by our company.

(6)
Mr. Bevilacqua is a director of our company.  Pursuant to his independent director agreement with us, Mr. Bevilacqua is expected to receive, effective October 13, 2010, and provided he is still serving with our company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature.

(7)
Mr. Wasserman is a director of our company.  Pursuant to his independent director agreement with us, Mr. Wasserman is expected to receive, effective October 13, 2010, and provided he is still serving with our company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Reorganization Related Transactions

Chance High owns 100% of the issued and outstanding capital stock of WFOE, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 7, 2009, WFOE entered into the VIE Agreements with Bohai, a company incorporated under the laws of the PRC, and its three shareholders which include Mr. Qu (our President and Chief Executive Officer, who owns 90% of Bohai’s shares) and two unaffiliated parties.  Pursuant to the VIE Agreements, WFOE does not directly own the equity of our operating subsidiary, but rather assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, Equity Pledge Agreement, and Option Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders have pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement. In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s shareholders have granted WFOE the exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.

Through WFOE, Chance High operates and controls Bohai through the VIE Agreements. WFOE used the contractual arrangements to acquire control of Bohai, instead of using a complete acquisition of Bohai’s assets or equity to make Bohai a wholly-owned subsidiary of WFOE because: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Bohai to be acquired for cash and WFOE was not able to raise sufficient funds to pay the full appraised value for Bohai’s assets or shares as required under PRC laws.

Slow Walk Arrangements

On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Joshua Tan, a Singapore passport holder and the sole shareholder of Glory Period.  Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years.  The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent.

Guarantee for the loans with banks by Mr. Qu

Mr. Qu, our President, Chief Executive Officer and Chairman, is providing a guaranty for Bohai’s loans with Pudong Development Bank Qingdao Branch in a total amount of $2.2 million, or RMB 15 million.

Loans to Mr. Qu

As of September 30, 2009, Bohai extended a loan of $1,465,000 to Mr. Qu.  The loan was unsecured, interest bearing at 3.93% per annum and has no fixed term of repayment.  The loan was repaid on December 10, 2009.

Other

Other than employment and the foregoing arrangements, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party: (i) any of Bohai’s directors or officers; (ii) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Review, Approval or Ratification of Related Party Transactions

Our board of directors is responsible for reviewing all “Related Person Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC.  Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of our Board.

In reviewing a related person transaction, our board of directors will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms John Kinross-Kennedy and Parker Randall CF (H.K.) CPA Limited (the “Parker Randall”)during the fiscal years ended June 30, 2010 and June 30, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	June, 2010	June, 2009
Audit Fees	$40,000	$27,300
Audit Related Fees	6,000	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$46,000	$27,300

Part IV

Item 15.  Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
21.1	Subsidiaries of the Registrant (6)
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WFOE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its shareholders and the WFOE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its shareholders and the WFOE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its shareholders and the WFOE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its shareholders and the WFOE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)
99.7	Unofficial English translation of Land-Use Right Purchase Agreement dated January 18, 2010. +

*	Previously filed
+	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010
(6)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement of Form S-1 (File Number 333-165149), filed on March 2, 2010.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Income and Comprehensive Income for the years ended June 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 2010 and 2009	F-5

Consolidated Statements of Cash Flows as of June 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7-F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. and Subsidiaries as of June 30, 2010 and the related statements of income, changes in stockholders’ equity and cash flow for the years ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bohai Pharmaceuticals Group, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flow for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

s/ Parker Randall CF (H.K.) CPA Limited
Parker Randall CF (H.K.) CPA Limited Certified Public Accountant
Hong Kong
September 28, 2010

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

		As of	As of
		June 30,	June 30,
	Notes	2010	2009

ASSETS
Current assets
Cash and cash equivalents		$17,149,082	$2,494,166
Restricted cash		576,019	-
Accounts receivable		10,409,527	11,070,129
Other receivables and prepayments	4	1,449,590	3,493,800
Amount due from equity holder	5	40,160	1,465,000
Inventories	6	748,422	307,834

Total current assets		30,372,801	18,830,929

Non-current assets
Property, plant and equipment, net	8	7,895,042	8,149,279
Prepayment for land use right		7,343,654	-
Intangible assets	7	17,342,772	17,298,720
Deferred fees on convertible notes	14	1,562,617	-

Total non-current assets		34,144,085	25,447,999

TOTAL ASSETS		$64,516,886	$44,278,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	9	$4,398,849	$5,860,000
Accounts payable		741,621	971,208
Other accrued liabilities	12	2,984,988	2,835,672
Income taxes payable	17	700,326	677,666

Total current liabilities		8,825,784	10,344,546

Non-current liabilities
Derivative liabilities - investor and agent warrants	13	5,481,928	-
Convertible note, net of discount	13	124,820	-

Total non-current liabilities		5,606,748	-

TOTAL LIABILITIES		14,432,532	10,344,546

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,500,000 and 13,163,000 shares issued and outstanding as of June 30, 2010 and 2009, respectively	10	16,500	13,163
Additional paid-in capital	10	15,317,621	8,794,838
Accumulated other comprehensive income		626,584	490,931
Statutory reserves	20	2,201,817	2,201,811
Retained earnings		31,921,832	22,433,640

Total stockholders' equity		50,084,354	33,934,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$64,516,886	$44,278,928

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

		For The Year Ended
		June 30,
	Notes	2010	2009

Net revenues		$59,264,724	$49,348,614

Cost of revenues		10,164,853	7,975,267

Gross profit		49,099,871	41,373,347

Selling, general and administrative expenses	15	36,253,075	31,347,139

Income from operations		12,846,796	10,026,208

Other incomes (expenses)
Other income		152,330	49,447
Amortization of deferred financing fees		(510,717)	-
Interest expenses	16	(926,235)	(184,404)
Other expense		(25,756)	(36,366)
Change in fair value of derivative liabilities		925,063	-

Total other income (expenses)		(385,315)	(171,323)

Income before provision for income taxes		12,461,481	9,854,885

Provision for income taxes	17	(2,973,289)	(1,906,985)

Net income		$9,488,192	$7,947,900

Comprehensive income:
Net income		$9,488,192	$7,947,900
Other comprehensive income
Unrealized foreign currency translation gain		135,653	106,233
Comprehensive income		$9,623,845	$8,054,133

Earnings per common share
Basic		$0.64	$0.60
Diluted		$0.57	$0.60

Weighted average common shares outstanding
Basic		14,722,055	13,162,500
Diluted		17,569,315	13,162,500

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

				Accumulated
	Common Stock		Additional	other
	Shares		Paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	Capital	income	reserves	earnings	Total

Balance at June 30, 2008	13,162,500	$13,163	$8,794,838	$384,698	$1,464,861	$15,222,690	$25,880,250

Net income for the year	-	-	-	-	736,950	7,210,950	7,947,900
Foreign currency translation adjustment	-	-	-	106,233	-	-	106,233

Balance at June 30, 2009	13,162,500	13,163	8,794,838	490,931	2,201,811	22,433,640	33,934,383

Recapitalization	3,087,500	3,088	419,366	-	-	-	422,454
Beneficial conversion feature on convertible notes	-	-	6,175,462	-	-	-	6,175,462
Conversion of convertible notes on additional paid-in capital adjustments	250,000	250	(250)	-	-	-	-
Conversion of convertible notes credits on carrying amount and deferred fees	-	-	(71,795)	-	-	-	(71,795)
Net income for the year	-	-	-	-	6	9,488,192	9,488,198
Foreign currency translation	-	-	-	135,653	-	-	135,653

Balance, June 30, 2010	16,500,000	$16,500	$15,317,621	$626,584	$2,201,817	$31,921,832	$50,084,354

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	For The Year Ended
	June 30
	2010	2009
Cash flows from operating activities
Net income	$9,488,192	$7,947,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	310,551	302,762
Loss on disposals of property, plant and equipment	10,589	31,630
Amortization of deferred fees on convertible notes	510,716	-
Interest expense on convertible notes	132,146	-
Change in fair value of warrants	(925,063)	-

Changes in assets and liabilities
(Increase)/decrease in accounts receivable	685,854	(2,151,920)
(Increase)/decrease in other receivables and prepayments	1,994,621	(2,436,718)
(Increase)/decrease in inventories	(437,998)	741,357
(Decrease)/increase in amount due from equity holder	1,462,700	(1,465,000)
(Decrease)/increase in accounts payable	(231,107)	(2,094,181)
(Decrease)/increase in other payable	(99,884)	-
(Decrease)/increase in accrued liabilities	292,454	(2,468,368)
(Decrease)/increase in income taxes payable	20,849	79,476

Net cash (used in)/provided by operating activities	13,214,620	(1,513,062)

Cash flows from investing activities
Purchases of property, plant and equipment	(47,279)	(803,643)
Proceeds from disposals of property, plant and equipment	-	14,650
Purchase of leased land use rights	(7,313,502)	-

Net cash used in investing activities	(7,360,781)	(788,993)

Cash flows from financing activities
Cash fees on placement agent and other financing costs	(1,570,000)	-
Proceeds of convertible promissory notes	12,000,000	-
Proceeds of borrowings	6,574,838	5,860,000
Repayment of borrowings	(8,044,852)	(1,896,700)
Advanced to related party	(51,926)	-
Advanced from related party	11,980	-
Restricted cash	(163,981)	-

Net cash provided by financing activities	8,756,059	3,963,300

Effect of foreign currency translation on cash and cash equivalents	45,018	3,871

Net increase in cash and cash equivalents	14,654,916	1,665,116

Cash and cash equivalents at beginning of year	2,494,166	829,050

Cash and cash equivalents at end of year	$17,149,082	$2,494,166

Cash paid during the year for
Interest paid	$342,517	$288,307
Income taxes paid	$2,952,441	$1,829,969

Supplemental cash flow information:
Interest paid on convertible notes	$226,667	$-
Placement agent warrants issued	$582,454	$-

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (the “Company”) (formerly known as Link Resources, Inc.) was incorporated under the laws of the State of Nevada on January 9, 2008.  Until January 5, 2010, its principal office was located in Calgary, Alberta, Canada.  The Company was a public “shell“ company in the exploration stage since its formation and had not yet realized any revenues from its planned operations.

Pursuant to a Share Exchange Agreement, dated January 5, 2010 (the “Share Exchange Agreement” and the transactions contemplated thereby, the “Share Exchange”), the Company acquired Chance High International Limited, a British Virgin Islands company (“Chance High”) from Chance High’s shareholders (the “Chance High Shareholders”) and, as a result, acquired Chance High’s indirect, controlled affiliate, Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”), a Chinese company engaged the production, manufacturing and distribution in the People ‘ s Republic  of China (“China” or the “PRC”) of herbal medicines, including capsules and other products, based on traditional Chinese medicine.  The closing of the Share Exchange (the “Closing”) took place on January 5, 2010 (the “Closing Date”).  On the Closing Date, pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, the Company issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share (the “Common Stock”).  In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

Chance High owns 100% of the issued and outstanding capital stock of the Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“WFOE”).  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President (“Qu”), pursuant to which WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai. Chance High, WFOE and Bohai are referred to herein collectively as the “Company” or “we”, “us” or “our”.

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

On January 29, 2010, the Company entered into an Agreement and Plan of Merger, the sole purpose of which was to effect a change of the Company’s corporate name from Link Resources Inc. to Bohai Pharmaceuticals Group, Inc.

2.          BASIS OF PREPARATION

The Company maintains its general ledger and journals with the accrued method accounting for financial reporting purposes.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP“) and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with US GAAP.

The consolidated financial statements as of and for the year ended June 30, 2010 reflect all adjustments which, in  the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The Share Exchange was accounted for as a reverse recapitalization effected as of January 5, 2010. Although the Company legally acquired Chance High and its controlled subsidiary Bohai, for accounting purposes, Chance High and Bohai are considered to be the accounting acquirers and Link Resources, Inc. as the accounting acquiree. As a result, the historical consolidated financial statements for periods prior to January 5, 2010 are those of Chance High and Bohai and the operating results, financial position and cash flows of the Company (formerly known as Link Resources, Inc.) are consolidated only from its acquisition on January 5, 2010.  As the transaction between Link Resources, Inc. and Chance High and its subsidiaries is treated as reverse acquisition, no goodwill was recorded.  Intercompany transactions and balances are eliminated in consolidation.

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company has adopted FAS ASC 810-10-15-14 and also FIN 46R, which requires that a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and have direct ability to made decision on all operation activities of the voting right of the VIE. The Company controls Bohai through the VIE Agreements described in Note 1 and accordingly it is consolidated for all periods presented.

The Operating Agreement provided that Bohai, as operating company, which is wholly foreign owned under control of Chance High that empowers to WFOE the direct ability to make decisions on all the operation activities of the voting right of Bohai.

Under Consultant Service Agreement entered between WFOE and Bohai on December 7, 2009, Bohai agreed to pay all of its net income to WOFE quarterly as a consultant fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai.

Under  above  mentioned  contractual  arrangement,  the  Company qualifies as the primary beneficiary of such controlling financial interest in Bohai as operating under FASB ASC230-10-45 and FASB Interpretation No. 46R “Consolidation of Variable Interest Entities “ (“FIN 46R “), an Interpretation of Accounting Research Bulletin No. 51. The result of subsidiaries or variable interest entities acquired prior to date of Share Exchange Agreement on January 5, 2010 entered are included in the consolidated financial statement.

As of June 30, 2010, the particulars of the Company’s subsidiaries and VIEs are as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued Capital (US Dollars)
Chance High International Limited	British Virgin Islands	July 2, 2009	100%	$50,000
Yantai Shencaojishi Pharmaceuticals Co., Ltd.	People’s Republic of China	November 25, 2009	100%	$9,500,000
Yantai Bohai Pharmaceuticals Group Co., Ltd.	People’s Republic of China	July 8, 2004	*	$2,918,000 (RMB20,000,000)

*   The Company has indirect controlling interest of Bohai under the VIE Agreements entered on December 7, 2009, which are described in Note 1 above.

Initial measurement of VIE: the Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their carrying amount at the date of the acquisition.

Accounting after initial measurement of VIE: subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as “Primary Beneficiary” or “PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

Economic and Political Risks

The Company’s operations are conducted solely in the PRC.  There are significant risks associated with doing business in the PRC, among others, political, economic, legal and foreign currency exchange risks. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Use of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, the estimation on useful lives of plant and machinery, and the fair value of derivative liabilities.  Actual results could differ from those estimates.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivables, short-term borrowings, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company uses Level 3 inputs to value its derivative liabilities.

The following table reflects gains and losses for fiscal 2010 for all financial assets and liabilities categorized as Level 3 as of June 30, 2010.

Liabilities:
Balance of derivative liabilities as of July 1, 2009	$-
Initial fair value of derivative liabilities	6,406,991
Change the in fair value of derivative liabilities	(925,063)
Balance of derivative liabilities as of June 30, 2010	$5,481,928

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock and its estimated volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income may include significant charges or credits as these estimates and assumptions change.

The potential credit risk to the company is mainly attributable to its accounts receivable and bank balances. The Company has policies in place to ensure that it will only accept customers from countries which are politically stable and customers with an appropriate credit history. In addition, all bank balances are on deposit with financial institutions with high-credit quality. Accordingly, the Company does not consider that it is subject to significant credit risk.

The Company’s interest rate risk is primarily attributable to its borrowings, all of which have fixed interest rates. The Company does not use interest rate swaps to hedge its exposure to interest rate risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in the PRC and restricted cash accounts in the United States of America. The restricted cash accounts were created for dividend payments of Convertible Note holders and payments of investor relation activities in the US.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At June 30, 2010 and 2009, the Company’s cash balances by geographic area were as follows:

	June 30, 2010		June 30, 2009
Country:
United States	$-	-	$2,440	0.1%
China	1,7149,082	100.0%	2,491,726	99.9%
Total cash and cash equivalents	$17,149,082	100.0%	$2,494,166	100.0%

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of June 30, 2010 and 2009, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes.  As of June 30, 2010 and June 30, 2009, the Company did not make any allowance for slow-moving or defective inventories

Intangible Assets

Intangible assets consist of “Pharmaceutical Formulas”, which were acquired with indefinite useful lives are measured initially at cost and not subject to amortization shall be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss should be recognized. Subsequently reversal of a recognized impairment loss is prohibited. There was no material impairment of the intangible assets as of June 30, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment was construction-in-progress which consisted of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. The principal annual rates are as follows:

Leasehold land and buildings	30 to 40 years
Motor vehicles	10 years
Plant and machinery	10 years
Office equipment	5 years

Accounting for the Impairment of Long-Lived Assets

The Company uses ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010 and June 30, 2009, there were no significant impairments of its long-lived asset.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The Company maintains its consolidated financial statements in the functional currency. The functional currency of the Company is the Chinese Renminbi (RMB). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.   Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates using the following exchange rates:

	June 30, 2010	June 30, 2009
Year end US$: RMB exchange rate	6.80860	6.88480
Average periodic US$: RMB exchange rate	6.83667	6.84819

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the year ended June 30, 2010 and 2009, sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Cost of Revenue

Cost of revenue consists primarily of raw material costs, labor cost, overhead costs associated with the manufacturing process and related expenses which are directly attributable to the Company’s revenues.

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Research and Development Costs

Research and development costs are charged as expense when incurred and included in operating expenses. Research and development costs totaled $440,931 and $293,000 for the year ended June 30, 2010 and 2009, respectively.

Shipping costs

Shipping costs are included in selling expense and totaled $525,611 and $516,770 the years ended June 30, 2010 and 2009, respectively.

Advertising and Promotion

Advertising and promotion is expensed as incurred. Advertising and promotion expenses were included in operating expenses and amounted to $13,237,648 and $10,959,424 for the years ended June 30, 2010 and 2009, respectively.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes the enactment date.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of other comprehensive income are the foreign currency translation adjustment.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Earnings Per Share

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At June 30, 2010, the Company had 2,847,260 common stock equivalents from convertible notes that could potentially dilute future earnings per share. Warrants to purchase 6,600,000 shares of common stock were outstanding during the year ended June 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

The following Accounting Standards Codification (“ASC”) Updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

In June 2008, the FASB issued FASB ASC 260-10, “Determining Whether Instruments Granted in Share- based Transactions are Participating Securities”. Under ASC 260-10, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of ASC 260-10 beginning July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’ s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Group’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable- interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

4.          OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

	As of June 30, 2010	As of June 30, 2009
Prepayment for advertising and promotion	$1,198,484	$1,736,025
Loan to a third party	-	1,465,000
Prepayment for director and officer insurance	29,792	-
Other receivables	221,314	292,775	*
Total other receivable s and prepayments	$1,449,590	$3,493,800

*           Inter-company balance of June 30, 2009 has been reclassified in order to conform with current period’s presentation.

Loan to a third party is un-secured with interest bearing at 5.31% per annum. The loan was repaid during fiscal year ended June 30, 2010.

5.          AMOUNT DUE FROM EQUITY HOLDER

Amount due from equity holder consists of the following:

	As of	As of
	June 30,	June 30,
	2010	2009

Mr. Hongwei Qu	$40,160	$1,465,000

The amount due from an equity holder as of June 30, 2010 is unsecured, non-interest bearing. The balance of $40,160 was repaid in July 2010.  The amount due from an equity holder as of June 30, 2009 is unsecured with interest bearing at 3.93% per annum was repaid during fiscal year ended June 30, 2010.

6.          INVENTORIES

Inventories consist of the following:

	As of June 30, 2010	As of June 30, 2009
Raw materials	$445,693	$250,405
Finished goods	302,729	57,429
Total inventories	$748,422	$307,834

7.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2010	As of June 30, 2009

Pharmaceuticals formulas, at cost	$17,342,772	$17,298,720

8.           PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of June 30, 2010	As of June 30, 2009

Cost

Leasehold land and buildings	$7,629,498	$7,447,211
Plant and equipment	1,234,994	1,156,557
Office equipment	85,174	74,700
Construction in progress	-	236,597
Motor vehicles	414,622	389,075
Total	9,364,288	9,304,140

Less: accumulated depreciation	1,469,246	1,154,861

Property, plant and equipment, net	$7,895,042	$8,149,279

Depreciation expense for the year ended June 30, 2010 and 2009 were $310,551 and $302,762 respectively.

As of June 30, 2010 and 2009, the Company has pledged plant and machinery having a carrying amount of $534,102 and $562,331, respectively to secure a bank loan to the Bohai.

9.          SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of June 30, 2010 are consisted, of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	$587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.9030%	Bohai’s machinery and vehicle	$286,402
TOTAL				$4,398,849

Short-term borrowings as of June 30, 2009 are consisted, of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
Shanghai Pudong Development Limited	December 12, 2008 to December 11, 2009	6.6960%	Haiyang Construction Industry Training Centre and personal guarantee by equity holders	$2,197,500
Yantai City Commercial Bank	January 20, 2009 to January 20, 2010	6.9030%	Yantai Hai Pu Can End Making Co. Ltd.	$1,318,500
Yantai Laishan Rural Credit Union	September 27, 2008 to September 26, 2009	9.3600%	Yantai Ka Wah Medical Equipment Co. Ltd.	$293,000
Yantai Laishan Rural Credit Union	September 27, 2008 to September 26, 2009	12.2400%	Bohai’s machinery and vehicle	$586,000
China Construction Bank	May 12, 2008 to November 11, 2009	0.0000%	Personal guarantee by equity holders	$1,465,000
TOTAL				$5,860,000

10.       COMMON STOCK

The Company is authorized to issue 150 million shares of common stock, par value $0.001 per share.  Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.  Holders of common stock do not have a cumulative voting right, which means that the holders of more than one half of the Company’s outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so.  In this event, the holders of the remaining shares of common stock would not be able to elect any directors.  Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any.  Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.  The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable.  Except as required or permitted by law or the Company’s charter documents, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.

On December 17, 2009, prior to the reverse re-capitalization on January 5, 2010, the Company issued 687,500 shares to Cawston Enterprises Limited and 450,000 shares to Regeneration Capital Group, LLC and its affiliates for consulting services rendered to the Company.  As described in Note 2, for accounting purposes, Chance High is deemed to have acquired the Company as of January 5, 2010.  The fair value of these shares was accounted for by the Company prior to its acquisition by Chance High and is not reflected in these consolidated financial statements.

On January 5, 2010, pursuant to the terms of the Share Exchange Agreement described in Note 2, the Company acquired all of the outstanding equity securities (the “Chance High Shares”) of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, the Company issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share. In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

On April 1, 2010, Notes with an aggregate face amount of $500,000 were converted into 250,000 shares of Common Stock.

11.       EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for warrants.  The following table sets forth the computation of basic and diluted net income per common share:

	As of	As of
	June 30,	June 30,
	2010	2009
Net income from continuing operating available common stockholders	$9,488,192	$7,947,900
Effective Interest charge on convertible note	588,811	-
Net income for diluted earnings per common share	$10,077,003	$7,947,900

	As of	As of
	June 30,	June 30,
	2010	2009
Basic weighted average common stocks outstanding	14,722,055	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & re-purchases	-	-
Common shares if converted form Convertible Debt	2,847,260	-
Diluted weighted average for common stocks outstanding	17,569,315	13,162,500

Warrants to purchase 6,600,000 shares of common stock were outstanding during the year ended June 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the year ended June 30, 2009, there were no common stock equivalents outstanding; therefore the amounts reported for basic and dilutive earning per share were the same.

12.       OTHER ACCRUED LIABILITIES

Other accrued liabilities as of June 30, 2010 and 2009 are consisted of the following:

	As of	As of
	June 30,	June 30,
	2010	2009
Accrued selling expenses	$1,542,280	$1,677,026
Accrued staff costs	221,810	173,130
Value added tax payable	686,478	709,688
Other taxes payable	78,370	77,374
Other accrued expenses	456,051	198,454
Total Other accrued liabilities	$2,984,988	$2,835,672

*           Inter-company balance of June 30, 2009 has been reclassified in order to conform with current period’s presentation.

13.          CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The conversion price of the Notes is subject to standard anti-dilution adjustments for stock splits and similar events. In addition, in the event the Company issues or sells any additional shares of Common Stock or instruments convertible or exchangeable for Common Stock at a price per share less than the conversion price then in effect or without consideration, then the conversion price upon each such issuance will be adjusted to that price determined by multiplying the conversion price then in effect by a fraction: (1) the numerator of which is the sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock which the aggregate consideration for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the conversion price then in effect, and (2) the denominator of which is the number of shares of Common Stock outstanding immediately after the issuance of such additional shares of Common Stock. Notwithstanding any provision of the Note to the contrary, no adjustment will cause the conversion price to be less than $1.00, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction.

Effective as of June 30, 2010, the Company entered into an Amendment and Agreement with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, the Company agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  This Amendment did not change the Company’s accounting for the Notes and the Warrants described below.

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

In addition to the placement agent fee, the Company paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by the Company and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to the Company at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, the Company received net proceeds of $9,690,000. At June 30, 2010, $576,019 remained in escrow and is included in restricted cash.

The Company also entered into a Registration Rights Agreement with the Investors. The Company agreed to file, no later than March 6, 2010, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than August 13, 2010. The required registration statement was filed on March 2, 2010 and became effective on August 12, 2010. Accordingly, the Company did not incur any registration delay payments.

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

Accounting for Convertible Notes

At January 5, 2010 and June 30, 2010, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock. On March 31, 2010, an initial trade of 500 shares of the Common Stock occurred in the market, the only trading activity during that period. The Notes can be exercised only in whole but not in part and through March 31, 2010 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

In future periods, whether or not the embedded conversion option in each Note is considered to be a derivative instrument will depend on whether or not the aggregate number of shares to be received on exercise of each of the 128 Notes, which Notes can be exercised only in whole but not in part, could be readily sold in the market without significantly affecting the market price of the Common Stock, thus permitting the shares received by the holder of each Note to be readily convertible to cash. At each reporting date, the Company will re- evaluate each Note, based on the level of activity in the market for the Common Stock at that time, to determine whether or not the embedded conversion option in each Note is a derivative instrument. Depending on the trading volume for the Common Stock that develops in the future and the face amount of each Note, the embedded conversion option may be considered a derivative instrument for some Notes but not for others and its status as a derivative instrument may vary from period to period.

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. Because the Company’s functional currency is the Renminbi but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that the embedded conversion options are not considered to be indexed only to the Company’s Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if the Company issued securities at a lower exercise or conversion price. Because the requirement that the instruments be indexed only to the Common Stock is not met, the exemption in FASB ASC 815-10-15-74 will not be available and the Company will account for the embedded conversion options in the Notes as derivative instrument liabilities, if and when the shares to be issued on conversion are considered to be readily convertible to cash..

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

Warrants

Because the Company’s functional currency is the Renminbi but the Warrants are denominated in U.S. Dollars, the Warrants are not considered to be indexed only to the Company’s Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the exercise price of the Warrants would be reduced if the Company issued securities at a lower exercise or conversion price. In accordance with ASC 815-10-S99-4, the Warrants (including the Placement Agent Warrants) are accounted for at fair value, with changes in their fair value charged or credited to income each period.

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. At June 30, 2010, the Investor Warrants were re-valued at $4,983,571 using a binomial model, based on the closing market price on that date of $2.21, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.81% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 65%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above.. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by the Company, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At June 30, 2010, the Placement Agent Warrants were re-valued at $498,357, based on the closing market price on that date of $2.21, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.81% and estimated volatility of 65%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants between January 5, 2010 and June 30, 2010 of $925,063 has been credited to income.

The following table summarizes all of the Company’s warrants outstanding as of June 30, 2010:

	Warrant Shares	Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2009	-	-	-
Granted or vested during the year ended June 30, 2010	6,600,000	6,000,000	$2.40
Exercised during the year ended June 30, 2010	-	-	-
Expired during the year ended June 30, 2010	-	-	-
Balance, June 30, 2010	6,600,000	6,000,000	$2.40

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
		Number	Weighted	Weighted Average
		Outstanding	Average	Exercise Price of
	Number	Currently	Remaining	Warrants
Exercise	Outstanding	Exercisable	Contractual Life	currently
Price	at June 30, 2010	at June 30, 2010	(Years)	exercisable

$2.40	6,600,000	6,000,000	2.52	$2.40

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,463 was allocated to the Notes. Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share. Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,463. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum. Interest expense for the year ended June 30, 2010 was $588,811. On April 1, 2010, Notes with an aggregate face amount of $500,000 were converted into 250,000 shares of Common Stock. After allocating of interest credit of $7,326 to equity resulting from 250,000 converted shares and payment of cash interest due on March 31, 2010 and June 30, 2010 of $456,667, the amortized cost carrying value of the Notes at June 30, 2010 was $124,820.

Escrowed Shares

As of January 5, 2010 and at June 30, 2010, the Company’ s principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes). The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal. Accordingly, at January 5, 2010 and June 30, 2010, no liability for this obligation has been recognized.

14.           DEFERRED FEES ON CONVERTIBLE NOTES

The Company incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 13) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of	As of
	June 30,	June 30,
	2010	2009

Deferred fees, beginning balance on January 5, 2010	$2,152,454	$-
Transferred to equity on conversion	(79,120)	-
Amortization of deferred fees	(510,717)	-

Deferred fee, ending balance	$1,562,617	$-

15.          SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the years ended June 30, 2010 and 2009 are consisted, of the followings:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009

Accommodation	$4,215,298	$5,151,876
Advertising and promotion	13,237,648	10,959,424
Audit fee	40,073	8,937
Commissions	4,092,716	1,419,478
Conferences	4,010,143	5,089,283
Depreciation	37,726	20,514
Staff costs	2,034,566	1,536,496
Travel	2,264,489	2,755,259
Research and development cost	440,931	293,000
Other operating expenses	5,879,485	4,112,872

Total selling, general and administrative expense	$36,253,075	$31,347,139

16.          INTEREST EXPENSES

	Year ended	Year ended
	June 30,	June 30,
	2010	2009

Interest on short-term bank borrowings wholly repayable within one year	$337,424	$184,404
Effective interest charge on Convertible Notes	588,811	-
Total interest expenses	$926,235	$184,404

17.           INCOME TAXES

For the years ended June 30, 2010 and 2009, income tax expense consisted of the following:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009
Current taxes
United States	$-	$-
PRC	2,973,289	1,906,985

Deferred taxes
United States	(308,406)	(15,411)
PRC	-	-

Change in valuation allowance	308,406	15,411

Total income tax expenses	$2,973,289	$1,906,985

As of June 30, 2010, the Company incurred $907,077 of net operating losses carry forwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $308,406 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC Tax

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

United States Tax

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the year ended June 30, 2010. The statutory tax rate is 34%.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended June 30, 2010 and 2009:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009

United States Tax at statutory rate	$4,236,906	$3,350,661
Foreign tax rate difference	(1,199,091)	(891,019)
Net operating loss carry forward	292,995	15,411
Additional income tax expense resulted from prior year’s tax assessment	81,567	-
Permanent difference	(439,088)	(568,068)
Income tax expense	$2,973,289	$1,906,985

The Company’s deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30,
	2010	2009
Deferred tax asset:
Net operating loss carry forward	$308,406	$15,411
Total gross deferred tax asset	308,406	15,411
Less: valuation allowance	(308,406)	(15,411)
Net deferred tax asset	$-	$-

During 2010, the valuation allowance increased by approximately $292,995.

VAT

Certain of the Company’s revenues (including sales revenue) are subject to output VAT generally calculated at 6%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchase can be used to offset the output VAT.

	Year ended June 30, 2010	Year ended June 30, 2009

Net value added tax expenses	$8,674,186	$7,443,011

18.           COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company has commitments to purchase land use right for future factory expansion. The purchase price is approximately $14,320,100 (RMB 97,500,000). As of June 30, 2010, the Company has prepaid for approximately $7,343,700 (RMB 50,000,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $6,976,400 (RMB 47,500,000) as of June 30, 2010 will be paid by March 31, 2011.

There are no other foreseeable material commitments or contingencies as of June 30, 2010 and 2009.

19.           SIGNIFICANT CONCENTRATIONS

(a)           Customer Concentrations

The Company does not have concentrations of business with each customer constituting greater than 10% of the Company’s gross sales for the years ended June 30, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

(b)           Supplier Concentrations

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	Year ended June 30, 2010	Year ended June 30, 2009
Shandong Yantai Medicine Procurement and Supply Station	13.5%	*
Anhui DeChang Pharmaceutical Co. Ltd.	11.9%	15.2%
Yantai Tianyifeng Science and Technology Development Co., Ltd.	*	10.8%

* Constitutes less than 10% of the Company’s purchase.

20.           STATUTORY RESERVES

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

The Company in PRC is required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors.  The Company had satisfied statutory reserve requirement in the first quarter of the fiscal year 2010.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority.

21.          RECLASSIFICATION

Certain comparative figures have been reclassified in order to conform with the current period’s presentation.

22.          SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date of these financial statements are issued.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2010.

Bohai Pharmaceuticals Group, Inc.

By:	/s/ Hongwei Qu
Name: Hongwei Qu
Tile: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gene Hsiao
Name: Gene Hsiao
Tile: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu
Hongwei Qu	Chief Executive Officer and Chairman	September 28, 2010

/s/ Chengde Wang	Director	September 28, 2010
Chengde Wang

/s/ Louis A. Bevilacqua, Esq.	Director	September 28, 2010
Louis A. Bevilacqua, Esq.

/s/ Adam Wasserman	Director	September 28, 2010
Adam Wasserman