Form 10-Q
period 2010-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2010-11-12
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

As of November 12, 2010, there were 16,977,221 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2010 (the “2010 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to obtain sufficient working capital to support our business plans;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of Chinese national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our ability to integrate any future acquisitions;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

		As of	As of
		September 30,	June 30,
	Notes	2010	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		$15,540,245	$17,149,082
Restricted cash		188,528	576,019
Accounts receivable		12,029,884	10,409,527
Other receivables and prepayments	4	2,049,433	1,449,590
Amount due from equity holder	5	-	40,160
Inventories	6	1,696,434	748,422

Total current assets		31,504,524	30,372,801

Non-current assets
Property, plant and equipment, net	8	7,936,156	7,895,042
Prepayment for land use right		12,266,165	7,343,654
Intangible assets	7	17,628,880	17,342,772
Deferred fees on convertible notes	14	1,286,369	1,562,617

Total non-current assets		39,117,570	34,144,085

TOTAL ASSETS		$70,622,094	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	9	$4,471,417	$4,398,849
Accounts payable		1,766,965	741,621
Other accrued liabilities	12	3,419,558	2,984,988
Amount due to equity holder		11,980	-
Income taxes payable	17	1,101,718	700,326

Total current liabilities		10,771,638	8,825,784

Non-current liabilities
Derivative liabilities - investor and agent warrants	13	5,512,482	5,481,928
Convertible note, net of discount	13	149,560	124,820

Total non-current liabilities		5,662,042	5,606,748

TOTAL LIABILITIES		16,433,680	14,432,532

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,576,200 and 16,500,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	10	16,576	16,500
Additional paid-in capital	10	15,482,662	15,317,621
Accumulated other comprehensive income		1,553,052	626,584
Statutory reserves	20	2,201,817	2,201,817
Retained earnings		34,934,307	31,921,832

Total stockholders’ equity		54,188,414	50,084,354

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,622,094	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

		For The Three Months Ended
		September 30,
	Notes	2010	2009

Net revenues		$17,029,648	$13,954,604

Cost of revenues		(3,447,266)	(2,217,604)

Gross profit		13,582,382	11,737,000

Selling, general and administrative expenses	15	(8,614,758)	(9,174,693)

Income from operations		4,967,624	2,562,307

Other incomes (expenses)
Other income		14,208	69,072
Amortization of deferred financing fees		(259,965)	-
Interest expense	16	(494,039)	(148,395)
Other expense		(3,115)	(5,269)
Change in fair value of derivative liabilities		(30,554)	-

Total other income (expenses)		(773,465)	(84,592)

Income before provision for income taxes		4,194,159	2,477,715

Provision for income taxes	17	(1,181,684)	(555,474)

Net income		$3,012,475	$1,922,241

Comprehensive income:
Net income		$3,012,475	$1,922,241
Other comprehensive income
Unrealized foreign currency translation gain (loss)		926,468	(47,583)
Comprehensive income		$3,938,943	$1,874,658

Earnings per common share
Basic	11	$0.18	$0.15
Diluted		$0.15	$0.15

Weighted average common shares outstanding
Basic	11	16,506,626	13,162,500
Diluted		22,250,104	13,162,500

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

				Accumulated
	Common Stock		Additional	other
	Shares		Paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	Capital	income	reserves	earnings	Total

Balance, June 30, 2010	16,500,000	$16,500	$15,317,621	$626,584	$2,201,817	$31,921,832	$50,084,354
Stock based compensation	-	-	29,000	-	-	-	29,000
Conversion of convertible notes	76,200	76	136,041	-	-	-	136,117
Net income for the period	-	-	-	-	-	3,012,475	3,012,475
Foreign currency translation	-	-	-	926,468	-	-	926,468

Balance, September 30, 2010	16,576,200	$16,576	$15,482,662	$1,553,052	$2,201,817	$34,934,307	$54,188,414

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For The Three Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$3,012,475	$1,922,241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	85,701	83,723
Loss on disposals of property, plant and equipment	1,879	6,602
Accretion of beneficial conversion feature	147,423	-
Amortization of deferred fees on convertible notes	259,965	-
Interest expense on convertible notes	29,717	-
Change in fair value of warrants	30,554	-
Stock based compensation	29,000	-
Changes in assets and liabilities
(Increase)/decrease in accounts receivable	(1,431,498)	131,768
(Increase)/decrease in other receivables and prepayments	(589,373)	460,384
(Increase)/decrease in inventories	(924,319)	(130,794)
(Decrease)/increase in accounts payable	1,000,823	(123,643)
Increase in accrued liabilities	402,743	412,107
(Decrease)/increase in income taxes payable	385,112	(121,851)
Increase in restricted cash	387,492	-

Net cash provided by operating activities	2,827,694	2,640,537

Cash flows from investing activities
Purchases of property, plant and equipment	(3,953)	(6,033)
Proceeds from disposals of property, plant and equipment	4,425	-
Purchase of leased land use rights	(4,743,139)	-

Net cash used in investing activities	(4,742,667)	(6,033)

Cash flows from financing activities
Proceeds of borrowings	877,540	872,865
Repayment of borrowings	(877,540)	(880,200)
Repayment from related party	52,357	-

Net cash provided by (used in) financing activities	52,357	(7,335)

Effect of foreign currency translation on cash and cash equivalents	253,779	13,493

Net (decrease) increase in cash and cash equivalents	(1,608,837)	2,640,662

Cash and cash equivalents at beginning of period	17,149,082	2,491,726

Cash and cash equivalents at end of period	$15,540,245	$5,132,388

Cash paid during the year for
Interest paid	$298,316	$141,433
Income taxes paid	$796,572	$678,174

Non-cash investing and financing activities::

Common stock issued upon conversion of convertible notes and accrued interest	$136,117	$-

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (the “Company”) (formerly known as Link Resources, Inc.) was incorporated under the laws of the State of Nevada on January 9, 2008.  Until January 5, 2010, its principal office was located in Calgary, Alberta, Canada.  Prior to January 5, 2010, the Company was a public “shell” company in the exploration stage since its formation and had not yet realized any revenues from its planned operations.

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

Chance High owns 100% of the issued and outstanding capital stock of the Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“WFOE”).  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President, pursuant to which WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai. Chance High, WFOE and Bohai are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our”.

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

Bohai is engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine, or TCM, in the People’s Republic of China.  Bohai is based in the city of Yantai, Shandong Province, China, and its operations are exclusively in China.

2.          BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2010 and for the three months ended September 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

The accompanying unaudited condensed consolidated financial statements for the Company, its subsidiaries and its variable interest entity (Bohai) have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company has adopted FAS ASC 810-10-15-14 and also FIN 46R, which requires that a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and have direct ability to make decisions on all operating activities of the voting right of the VIE.  The Company controls Bohai through the VIE Agreements described in Note 1 and accordingly it is consolidated for all periods presented.

The Operating Agreement provides that the WFOE has the direct ability to make decisions on all the operation activities and exercise all voting rights of the Company’s VIE, Bohai.

Under Consultant Service Agreement entered between WFOE and Bohai on December 7, 2009, Bohai agreed to pay all of its net income to WOFE quarterly as a consulting fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai.

Under  above  mentioned  contractual  arrangement,  the  Company qualifies as the primary beneficiary of such controlling financial interest in Bohai as operating under FASB ASC230-10-45 and FASB Interpretation No. 46R “Consolidation of Variable Interest Entities (“FIN 46R”),, an Interpretation of Accounting Research Bulletin No. 51. The result of subsidiaries or variable interest entities acquired prior to date of Share Exchange Agreement on January 5, 2010 entered are included in the consolidated financial statement.

As of September 30, 2010, the particulars of the Company’s subsidiaries and VIE are as follows:

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

*              The Company has an indirect controlling interest in Bohai under the VIE Agreements entered on December 7, 2009, which are described in Note 1 above.

Initial measurement of VIE: the Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their carrying amount as of the date of the acquisition.

Accounting after initial measurement of VIE: subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as “Primary Beneficiary” or “PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

Economic and Political Risks

The Company’s operations are conducted solely in the PRC.  There are significant risks associated with doing business in the PRC, among others, political, economic, legal and foreign currency exchange risks. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

 The following table reflects gains and losses for the three months ended September 30, 2010 for all financial assets and liabilities categorized as Level 3 as of September 30, 2010.

Liabilities:
Balance of derivative liabilities as of June 30, 2010	$5,481,928
Change in the fair value of derivative liabilities	30,554
Balance of derivative liabilities as of September 30, 2010	$5,512,482

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock and its estimated volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our net income may include significant charges or credits as these estimates and assumptions change.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in the PRC and restricted cash accounts and a checking account in the United States of America. The restricted cash accounts were created for interest payments of Convertible Note holders and payments of investor relation activities in the US.

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

At September 30, 2010 and June 30, 2010, the Company’s cash balances by geographic area were as follows:

	September 30, 2010		June 30, 2010
	(unaudited)
Country:
United States	$230,628	1.0%	$-	-%
China	15,309,617	99.0%	17,149,082	100.0%
Total cash and cash equivalents	$15,540,245	100.0%	$17,149,082	100.0%

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of September 30, 2010 and June 30, 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of September 30, 2010 and June 30, 2010, the Company did not make any allowance for slow-moving or defective inventories.

Intangible Assets

Intangible assets consist of “Pharmaceutical Formulas”, which were acquired with indefinite useful lives. These intangible assets are measured initially at cost and not subject to amortization shall be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss would be recognized.  Subsequently reversal of a recognized impairment loss is prohibited. There was no material impairment of the intangible assets as of September 30, 2010 and June 30, 2010.

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

Accounting for the Impairment of Long-Lived Assets

The Company uses ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 and June 30, 2010, there were no impairments of its long-lived asset.

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

Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates using the following exchange rates:

	September 30, 2010	June 30, 2010	September 30, 2009
Period end US$: RMB exchange rate	6.69810	6.80860	6.81663
Average periodic US$: RMB exchange rate	6.78032	6.83667	6.82082

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

The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the three months ended September 30, 2010 and 2009, sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

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

Research and Development Costs

Research and development costs are charged as an expense when incurred and included in operating expenses. Research and development costs totaled $184,357 and $293,220 for the three months ended September 30, 2010 and 2009, respectively.

Shipping costs

Shipping costs are included in selling expense and totaled $156,862 and $124,404 the three months ended September 30, 2010 and 2009, respectively.

Advertising and Promotion

Advertising and promotion is expensed as incurred. Advertising and promotion expenses were included in operating expenses and amounted to $2,827,712 and $3,307,323 for the three months ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the Internal Revenue Code of the United States. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes the enactment date.

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

Earnings Per Share

The Company reports basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/ (loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At September 30, 2010, the Company had 5,675,000 common stock equivalents from convertible notes that could potentially dilute future earnings per share. Warrants to purchase 6,600,000 shares of common stock were outstanding during the three months ended September 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements Adopted

The following Accounting Standards Codification (“ASC”) Updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’ s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The adoption of ASC 810 beginning July 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable- interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The adoption ASU 2009-17 beginning July 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. (2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption ASU No. 2010-06 beginning July 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Prepayment for advertising and promotion	$1,786,925	$1,198,484
Prepayment for director and officer insurance	21,667	29,792
Other receivables	240,841	221,314
Total other receivables and prepayments	$2,049,433	$1,449,590

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from equity holder consists of the following:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
Mr. Hongwei Qu	$-	$40,160

The amount due from an equity holder as of June 30, 2010 is unsecured, non-interest bearing. The balance of $40,160 was repaid in July 2010.

6.	INVENTORIES

Inventories consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Raw materials	$1,149,130	$445,693
Finished goods	547,304	302,729
Total inventories	$1,696,434	$748,422

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Pharmaceuticals formulas, at cost	$17,628,880	$17,342,772

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Cost

Leasehold land and buildings	$7,755,363	$7,629,498
Plant and equipment	1,258,773	1,234,994
Office equipment	87,150	85,174
Motor vehicles	413,910	414,622
Total	9,515,196	9,364,288

Less: accumulated depreciation	1,579,040	1,469,246

Property, plant and equipment, net	$7,936,156	$7,895,042

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $85,701 and $83,723, respectively.

As of September 30, 2010 and June 30, 2010, the Company has pledged plant and machinery having a carrying amount of $505,282 and $534,102, respectively to secure a bank loan of Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of September 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,583,106
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	597,184
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.9030%	Bohai’s machinery and vehicle	291,127
TOTAL				$4,471,417

Short-term borrowings as of June 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.9030%	Bohai’s machinery and vehicle	286,403
TOTAL				$4,398,849

10.	COMMON STOCK

The Company is authorized to issue 150 million shares of common stock, par value $0.001 per share.  Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.  Holders of common stock do not have a cumulative voting right, which means that the holders of more than one half of the Company’s outstanding shares of common stock, subject to the rights of the holders of preferred stock, if any, can elect all of our directors, if they choose to do so.  In this event, the holders of the remaining shares of common stock would not be able to elect any directors.  Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any.  Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.  The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable.  Except as required or permitted by law or the Company’s charter documents, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.

Notes with an aggregate face amount of $150,000 and interest of $2,400 on the $150,000 Notes were converted into 76,200 shares of Common Stock during the quarter.

Restricted Stock Awards

The Company records stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. On June 4, 2010, the Company issued 120,000 shares of restricted stock to its CFO for three years of service. The restricted stocks vest in three equal annual installments over the agreement. For the three months ended September 30, 2010, the Company recognized $29,000 of the restricted stock as compensation expense.

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
	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Net income available to common stockholders	$3,012,475	$1,922,241
Effective interest charge on convertible note	256,717	-
Net income for diluted earnings per common share	$3,269,192	$1,922,241

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Basic weighted average common stocks outstanding	16,506,626	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & repurchases	-	-
Common shares if converted from Convertible Debt	5,743,478	-
Diluted weighted average for common stocks outstanding	22,250,104	13,162,500

Warrants to purchase 6,600,000 shares of common stock were outstanding during the three months ended September 30, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended September 30, 2009, there were no common stock equivalents outstanding; therefore the amounts reported for basic and dilutive earning per share were the same.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of September 30, 2010 and June 30, 2010 are consisted of the following:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
Accrued selling expenses	$1,849,108	$1,542,280
Accrued staff costs	214,237	221,810
Value added tax payable	792,053	686,478
Other taxes payable	102,778	78,370
Other accrued expenses	461,382	456,050
Total Other accrued liabilities	$3,419,558	$2,984,988

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.  The Notes issued have face amounts that range from $43,200 to $500,000.

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

In addition to the placement agent fee, the Company paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by the Company and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to the Company at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, the Company received net proceeds of $9,690,000. At September 30, 2010 and June 30, 2010, $188,528 and $576,019, respectively, remained in escrow and is included in restricted cash.

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

Accounting for Convertible Notes

At January 5, 2010 and September 30, 2010, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  On March 31, 2010, an initial trade of 500 shares of the Common Stock occurred in the market, the only trading activity during that period. The Notes can be exercised only in whole but not in part and through September 30, 2010 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

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

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. Because the Company’s functional currency is the Renminbi but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that the embedded conversion options are not considered to be indexed only to the Company’s Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if the Company issued securities at a lower exercise or conversion price. Because the requirement that the instruments be indexed only to the Common Stock is not met, the exemption in FASB ASC 815-10-15-74 will not be available and the Company will account for the embedded conversion options in the Notes as derivative instrument liabilities, if and when the shares to be issued on conversion are considered to be readily convertible to cash.

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

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. September 30, 2010, the Investor Warrants were re-valued at $5,011,347 using a binomial model, based on the closing market price on that date of $2.20, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.48% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 70%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by the Company, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At September 30, 2010, the Placement Agent Warrants were re-valued at $501,135, based on the closing market price on that date of $2.20, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.48% and estimated volatility of 70%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants for the three months ended September 30, 2010 of $30,554 has been charged to expense.

The following table summarizes all of the Company’s warrants outstanding as of September 30, 2010:

	Warrant Shares	Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2010	6,600,000	6,000,000	$2.40
Granted or vested during the three months ended September 30, 2010	-	-	-
Exercised during the three months ended September 30, 2010	-	-	-
Expired during the three months ended September 30, 2010	-	-	-
Balance, September 30, 2010 (unaudited)	6,600,000	6,000,000	$2.40

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise Price	at September 30, 2010	at September 30, 2010	Contractual Life (Years)	currently exercisable

$2.40	6,600,000	6,000,000	2.27	$2.40

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,462 was allocated to the Notes. Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share. Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,462. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum. Interest expense for the three months ended September 30, 2010 was $256,717. On April 1, 2010, Notes with an aggregate face amount of $500,000 were converted into 250,000 shares of Common Stock. On September 22, 2010, Notes with an aggregate face amount of $150,000 and interest of $2,400 on the $150,000 Notes were converted into 76,200 shares of Common Stock.

The convertible note liability is as follows at September 30, 2010 and June 30, 2010:

	September 30, 2010 (Unaudited)	June 30, 2010 (Audited)
Convertible notes payable, at face value	$11,350,000	$11,500,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(11,200,440)	(11,375,180)

Convertible notes, net	$149,560	$124,820

Escrowed Shares

As of January 5, 2010 and at September 30, 2010, the Company’ s principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes). The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal. Accordingly, at September 30, 2010, no liability for this obligation has been recognized.

14.	DEFERRED FEES ON CONVERTIBLE NOTES

The Company incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 13) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)

Deferred fees, beginning balance	$1,562,617	$2,152,454
Transferred to equity on conversion	(16,283)	(79,120)
Amortization of deferred fees	(259,965)	(510,717)
Deferred fee, ending balance	$1,286,369	$1,562,617

15.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended September 30, 2010 and 2009, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Travel and accommodation	$1,550,958	$1,266,522
Advertising and promotion	2,827,712	3,307,323
Audit fee	18,838	-
Conferences	1,445,857	1,051,418
Depreciation	9,959	8,614
Staff costs	581,512	576,091
Research and development cost	184,357	293,220
Other operating expenses	1,995,565	2,671,505

Total selling, general and administrative expense	$8,614,758	$9,174,693

16.	INTEREST EXPENSE

For the three months ended September 30, 2010 and 2009, interest expense consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Interest on short-term bank borrowings wholly repayable within one year	$89,899	$148,395
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	147,423	-
Effective interest charge on Convertible Notes	256,717	-
Total interest expenses	$494,039	$148,395

17.	INCOME TAXES

For the three months ended September 30, 2010 and 2009, income tax expense consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Current taxes
United States	$-	$-
PRC	1,181,684	555,474

Deferred taxes
United States	(326,783)	-
PRC	-	-

Change in valuation allowance	326,783	-

Total income tax expenses	$1,181,684	$555,474

As of September 30, 2010, the Company incurred $1,868,204 of net operating losses carry forwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $635,189 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

United States Tax

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended September 30, 2010. The statutory tax rate is 34%.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the three months ended September 30, 2010 and 2009:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

United States Tax at statutory rate	$1,426,012	$842,423
Foreign tax rate difference	(463,686)	(222,994)
Net operating loss carry forward	326,783	-
Permanent difference	(107,425)	(63,955)
Income tax expense	$1,181,684	$555,474

The Company’s deferred tax assets as of September 30, 2010 and June 30, 2010 are as follows:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
Deferred tax asset:
Net operating loss carry forward	$635,189	$308,406
Total gross deferred tax asset	635,189	308,406
Less: valuation allowance	(635,189)	(308,406)
Net deferred tax asset	$-	$-

During three months ended September 30, 2010 and 2009, the valuation allowance increased by approximately $326,783 and $0, respectively.

VAT

Certain of the Company’s revenues are subject to output VAT generally calculated at 6%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchase can be used to offset the output VAT.

	Three months ended September 30, 2010	Three months ended September 30, 2009
	(unaudited)	(unaudited)

Net value added tax expenses	$2,236,415	$2,065,162

18.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company had commitments to purchase land use right for future factory expansion. The purchase price is approximately $14,556,400 (RMB 97,500,000). As of September 30, 2010, the Company has prepaid for approximately $12,266,165 (RMB 82,160,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $2,290,235 (RMB 15,340,000) as of September 30, 2010 will be paid by March 31, 2011.

As of May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of the Company. The total contract price is approximately $2,239,400 (RMB 15,000,000).  As of September 30, 2010, the Company has paid $746,500 (RMB 5,000,000) within a year from the contract date, in accordance to contractual terms.  Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work require for the clinical trial within 3 years, at such time, the Company will make a partial payment of $447,900 (RMB 3,000,000).  Upon obtaining the approval document on the clinical trial result, the Company will pay for $746,500 (RMB 5,000,000) within 30 days, and the final $298,500 (RMB 2,000,000) will be paid upon obtaining the new drug certification from the related governmental department.

There are no other foreseeable material commitments or contingencies as of September 30, 2010.

19.	SIGNIFICANT CONCENTRATIONS

(a)	Customer Concentrations

The Company does not have concentrations of business with any customer constituting greater than 10% of the Company’s gross sales for the three months ended September 30, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

(b)	Supplier Concentrations

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase of raw material or other supplies:

	Three months ended September 30, 2010	Three months ended September 30, 2009
	(unaudited)	(unaudited)
Shandong Yantai Medicine Procurement and Supply Station	18.0%	14.1%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	12.8%	*
Anhui DeChang Pharmaceutical Co. Ltd.	*	13.6%

* Constitutes less than 10% of the Company’s purchase.

20.	STATUTORY RESERVES

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

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008.  Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the People’s Republic of China (which we refer to as China or the PRC) which are based on Traditional Chinese Medicine, or TCM.  We are based in the city of Yantai, Shandong Province, China.

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We obtained Drug Approval Numbers in China for 29 varieties of TCM products in 2004 and we currently produce 15 varieties of such products in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 15 products, 8 are prescription drugs and 7 are over-the-counter products.  Of our current products: (i) 5 have “exclusive” status, meaning that we are the only company that manufactures these products in China; (ii) 2 have Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the State Food and Drug Administration of China (“SFDA”), which gives us exclusive or near exclusive rights to manufacture and distribute these products, and (iii) 1 has received Chinese patent protection with a duration of 20 years.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.”  On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High, the parent company of Yantai Bohai Pharmaceuticals Group Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements.  Our current organizational structure is summarized below:

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash expenses, namely changes in fair value of our warrants and unamortized beneficial conversion features on convertible notes converted, shown in the below chart, of $177,977 due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 accounting standard as discussed in footnote 13 to the accompanying financial statements.

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

	Three Months Ended
	September 30,
	2010		2009	Increase (Decrease)
Net Income available to Common shareholders -GAAP	$3,012,475		$1,922,241	$1,228,502
Add Back (Subtract):
Change in fair value of warrants	30,554	(a)	-	30,554
Amortization of beneficial conversion features on convertible notes converted	147,423	(a)	-	147,423
Adjusted Net Income available to Common shareholders -non-GAAP	$3,190,452		$1,922,241	$1,406,479
Add Back (Subtract):
Effective interest charges on convertible notes	256,717		-	256,717
Adjusted Net Income for diluted earnings per common shares -non-GAAP	$3,447,169		$1,922,241	$1,663,196

Basic earnings per share – GAAP	$0.18		$0.15	$0.04
Add back (Subtract):
Change in fair value of warrants	-	(a)	-	-
Unamortized beneficial conversion features on convertible notes converted	0.01	(a)	-	0.01
Adjusted basic earnings per share non-GAAP	$0.19		$0.15	$0.05

Diluted earnings per share-GAAP	$0.15		$0.15	$-
Add back (Subtract):
Change in fair value of warrants	-	(a)	-	-
Amortization of beneficial conversion features on convertible notes converted	-	(a)	-	-
Adjusted diluted earnings per share non-GAAP	$0.15		$0.15	$-

Weighted average number of shares
Basic	16,506,626		13,162,500
Diluted	22,250,104		13,162,500

(a)           We adopted the provisions of a FASB accounting standard, ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 13).  As a result of these measurements, we recognized a non-cash charge of $30,554 from the change in fair value for warrants and amortized beneficial conversion features on convertible notes converted for $147,423 for the three months ended September 30, 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Four of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Cream (liquid syrup) and Shangtongning Tablets represented approximately 27.8%, 15.0%, 27.7%, and 9.6%, respectively, of total sales for the three months ended September 30, 2010 and approximately 22.7%, 14.8%, 24.2%, and 16.5%, respectively, for the three months ended September 30, 2009. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  Tongbi Capsules’ certificates expired in September 2009 and we have filed an application for extending the protection period on March 12, 2009. Lung Nourishing Cream received a patent with duration of 20 years from State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027.

Experienced Management

Management’s marketing strategies and business relationships gives us the ability to expand our product market areas, which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards. Our future prospects depend substantially on the continued services of our senior management team, especially our President, Chief Executive Officer and Chairman of the Board, Mr. Qu.

Price Control of Drugs by PRC Government

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by Chinese government, China’s immense market, and our protected drugs, we are optimistic of our growth potential for TCM in China.

Financial Highlights

•	Net revenues for the period ended September 30, 2010 increased 22% to $17.0 million compared to the same period in 2009.

o	Net revenues for the five new products introduced in April increased 160% from the quarter ended June 30, 2010.

o	Sales were mostly derived from our lead products, Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets, which together represented over 70% of our total net revenues.

o	62% of net revenue was derived from sales of prescription products and 38% was from Over-the-Counter products.

•	Net income for the period ended September 30, 2010 increased 57% to $3.0 million compared to the same period in 2009.

o	Net income from operations increased 94% to $5.0 million.

o	Net income margin increased to 18% compared to 14% from the same quarter last year.

o	Selling, general and administrative expenses decreased 8% to 8.6 million due to cost reduction in advertisement and other operating expenses.

•	Basic earnings per share increased to $0.18 and diluted earnings per share remained at $0.15.

o	Diluted earnings per share remained at $0.15 despite an increase in average shares outstanding by 9 million shares.

o	Basic earnings per share increased 20% over the comparable year period to $0.18.

•	Cash flow from operating activities for the period ended September 30, 2010 was $2.8 million.

o	Total cash decreased by $1.6 million.

o	Cash payment of $4.7 million for deposits on the purchase of prepaid land use rights from the Shandong provincial government for future factory expansion.

Operating Results

The following tables set forth key components of our results of operations for the periods indicated:

	For The Three Months Ended
	September 30,
			Increase
	2010	2009	(decrease)	Percentages

Net revenues	$17,029,648	$13,954,604	$3,075,044	22.0%

Cost of revenue	3,447,266	2,217,604	1,229,662	55.5%

Gross profit	13,582,382	11,737,000	1,845,382	15.7%

Selling, general, and administrative expenses	8,614,758	9,174,693	(559,935)	(8.1)%

Income from operations	4,967,624	2,562,307	2,405,317	93.9%

Total other expenses	773,465	84,592	688,873	814.3%

Income before provision for income taxes	4,194,159	2,477,715	1,716,444	69.3%

Provision for income taxes	1,181,684	555,474	626,210	112.7%

Net income	$3,012,475	$1,922,241	$1,090,234	56.7%

	For The Three Months Ended
	September 30,
	2010	2009

Net revenues	100.0%	100.0%

Cost of revenue	20.2%	15.9%

Gross profit	79.8%	84.1%

Selling, general, and administrative expenses	50.6%	65.7%

Income from operations	29.2%	18.4%

Total other expenses	4.6%	0.6%

Income before provision for income taxes	24.6%	17.8%

Provision for income taxes	6.9%	4.0%

Net income	17.7%	13.8%

Net Revenues

Net revenues for the three months ended September 30, 2010 increased by approximately $3,075,044, or 22.0%, to $17,029,648 as compared to $13,954,604 for the three months ended September 30, 2009.  This increase was primarily due to increased revenues from our three lead products, Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets, which together accounted for over 70% of our total net revenues.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The increase was also due to sales from five new products we initiated in the quarter ended June 30, 2010. Although the new product sales only represented less than 5% of total net revenues in the quarter ended September 30, 2010, the net revenues for the five new products in the quarter ended September 30, 2010 increased by 160% compared to the quarter ended June 30, 2010.  The sale of our prescription drug products for the three months ended September 30, 2010 represented 62% of total net revenue compared to 60% from the same period in last year.  The increase was due to increases in sales from our two prescription drugs Tongbi Capsules and Tongbi Tablets.

We anticipate our overall net revenue will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which plan will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2010 was $3,447,266 as compared to $2,217,604 for the three months ended September 30, 2009, representing an increase of $1,229,662, or 55.5%. The increase in cost of revenues was mainly attributable to the increase in cost of raw material as a result of increase of overall sales and five new products we introduced this year as well as an increase in cost of raw material for two other products, Danqi Tablet and Anti-Flu Granules, in the quarter ended September 30, 2010 compared to the same quarter last year.

Gross Profit

We achieved gross profit of $13,582,382 for the three months ended September 30, 2010, compared to $11,737,000 for the same fiscal quarter in 2009, representing an increase of $1,845,382, or 15.7%, over the same quarter of fiscal year 2009.  Our overall gross profit margins as a percentage of revenue decreased by approximately 4.3% this fiscal quarter compared to the same quarter last year. The decrease of gross profit margin was principally due to lower gross profit margins from our five new products due to higher manufacturing costs when introducing the 5 new products to the market.  The decrease of gross margin was also due to cost increases on raw material for two of our products, Danqi Tablets and Anti-Flu Granules.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by $559,935 to $8,614,758, for the three months ended September 30, 2010 compared to $9,174,693 for the same fiscal quarter end in 2009.  This decrease was mainly attributable to decrease of advertising and promotion expenses of approximately $480,000 and other operating expenses of $676,000 offset by increased in conference expenses of $394,000 and travel and accommodation expenses of $284,000 in the quarter ended September 30, 2010 compared to the same fiscal quarter last year.   We decreased product promotion activities through media and television advertising in two Chinese provinces, Fujian and Jilin, due to the ineffectiveness of media promotion in those areas.  We also decreased other operating expenses by adjusting our policy on commission expenses and by reducing meal and entertainment expenses.

Total Other Income (Expenses)

Total other expenses were $773,465 for the period ended September 30, 2010 compared to total other expenses of $84,592 in the quarter ended September 30, 2009, an increase of total other expense of $688,873.  The increase of expense was principally due to amortization of deferred fees of $259,965 and interest charges of $404,140 on convertible debt in connection with our private placement on January 5, 2010.

Provision for Income Tax

Our provisions for income taxes for the three months ended September 30, 2010 and 2009 were $1,181,684 and $555,474, an increase of $626,210 or 113% from this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law.

Net Income

We had a net income of $3,012,475 for the three months ended September 30, 2010, as compared to net income of $1,922,241 for the three months ended September 30, 2009, an increase in net income of $1,090,234, or 56.7%.  This translates to basic net income per common share of $0.18 and $0.15, and diluted net income per common share of $0.15 and $0.15, for the three months ended September 30, 2010 and 2009, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $1,845,382 and a decrease in selling, general and administrative expenses of $559,935 offset by an increase in tax provision of $626,210, and total other expense of $688,873 this fiscal quarter compared to the same quarter in prior year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2010, we had cash and cash equivalents of $15,540,245 and restricted cash of $188,538, substantially all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the three months ended
	September 30,
	2010	2009
Net cash provided by operating activities	$2,827,694	$2,640,537
Net cash used in investing activities	(4,742,667)	(6,033)
Net cash provided by (used in) financing activities	52,357	(7,335)
Effect of foreign currency translation on cash and cash equivalents	253,779	13,493
Net (decrease) increase in cash and cash equivalent	$(1,608,837)	$2,640,662

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2, or the Notes, and one common stock purchase warrant, or the Warrants.  The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarters. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.

Effective as of June 30, 2010, we entered into an Amendment and Agreement with the Investors, pursuant to which we and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.

Comparison of Three Months Ended September 30, 2010 and 2009

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $2,827,694 for the three months ended September 30, 2010 as to net cash provided by operating activities of $2,640,537 for the quarter ended September 30, 2009. The increase in net cash provided by operating activities was primarily due to increases in net income, income tax payable balances and offset by increase in accounts receivable, other receivables, and inventory balances. We expect our cash flow from operating activities to improve due to a national medical and health plan initiated by Chinese government in 2009, which plan will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities

Net cash used in investing activities was $4,742,667 for the three months ended September 30, 2010 and $6,033 for the three months ended September 30, 2009.  The increase in cash used in investing activities was due to our cash payment of approximately $4.7 million for the purchase of leased land use rights from the Shandong provincial government in January 2010. The aggregate purchase price is approximately $14,556,400 (RMB 97,500,000).  As of September 30, 2010, we had prepaid for approximately $12,266,165 (RMB 82,160,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $2,290,235 (RMB 15,340,000) as of September 30, 2010 will be paid by March 31, 2011.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities totaled $52,357 for the three months ended September 30, 2010 as compared to net cash used in financing activities of $7,335 for the quarter ended June 30, 2009. The reason for the increase in cash provided by financing activities was due to cash receipt of $52,357 on an advance previously extended to a related party and bank loan borrowing of $877,540 offset by cash payments of $877,450 for short term bank loans.

Cash Position

As of September 30, 2010, we had cash of $15,540,245 as compared to $17,149,082 as of June 30, 2010, a decrease of $1,608,837. This decrease was due primarily to increase in cash from operating activities of approximately $2,828,000 offset by cash payment of approximately $4.7 million for the purchase of leased land use rights from the Shandong provincial government.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, the fair value of conversion options embedded in convertible debt, and the fair values of warrants granted in connection with the issuance of the convertible debt. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of net revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Accounts Receivable

Accounts receivable consists of amounts due from customers.  We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of September 30, 2010 and June 30, 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

We account for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the three months ended September 30, 2010 and 2009, sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes.  As of September 30, 2010 and June 30, 2010, we did not make any allowance for slow-moving or defective inventories.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use the Binomial Option Pricing Model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Income Taxes

We are governed by the Income Tax Law of the People’s Republic of China and the United States. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes the enactment date.

Recent Accounting Pronouncements Adopted

The following Accounting Standards Codification (“ASC”) Updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’ s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for us in the first quarter of fiscal 2011. The adoption of ASC 810 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable- interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for us in the first quarter of fiscal 2011. The adoption ASU 2009-17 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption ASU No. 2010-06 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations :
Purchase of land use rights	$2,290,235	$2,290,235	$-	$-	$-
Bank loans	4,417,417	4,417,417	-	-	-
Research and Development	1,492,900	746,450	746,450	-	-
Convertible notes	11,350,000	-	11,350,000	-	-
Total Contractual Obligations:	$19,550,552	$7,454,102	$12,096,450	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of September 30, 2010.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended September 30, 2010. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.  As a result, the Certifying Officers and our board of directors are continuing to asses on our internal control over financial reporting and our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

November 12, 2010	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer)

November 12, 2010	By:	/s/ Gene Hsiao
Gene Hsiao Chief Financial Officer (Principal Accounting Officer)