Form 10-Q
period 2010-12-31
Bohai Pharmaceuticals Group, Inc.
filed 2011-02-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of February 11, 2011, there were 16,977,221 shares of company common stock issued and outstanding.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

	Notes	As of December 31, 2010	As of June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$12,422,418	$17,149,082
Restricted cash		2,151,068	576,019
Accounts receivable		14,505,908	10,409,527
Other receivables and prepayments	4	2,073,434	1,449,590
Amount due from equity holder	5	-	40,160
Inventories	6	1,898,099	748,422
Total current assets		33,050,927	30,372,801

Non-current assets:
Property, plant and equipment, net	8	7,957,796	7,895,042
Prepayment for land use right	19	12,426,268	7,343,654
Intangible assets	7	25,118,727	17,342,772
Deferred fees on convertible notes	14	956,552	1,562,617
Total non-current assets		46,459,343	34,144,085

TOTAL ASSETS		$79,510,270	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$1,667,360	$741,621
Other accrued liabilities	12	10,414,405	2,984,988
Amount due to equity holder		11,980	-
Income taxes payable	18	1,416,227	700,326
Short-term borrowings	9	899,906	4,398,849
Total current liabilities		14,409,878	8,825,784

Non-current liabilities
Derivative liabilities - investor and agent warrants	13	2,563,443	5,481,928
Convertible notes, net of discount	13	213,938	124,820
Total non-current liabilities		2,777,381	5,606,748

TOTAL LIABILITIES		17,187,259	14,432,532

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 16,977,221 and 16,500,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	10	16,977	16,500
Additional paid-in capital	10	16,272,889	15,317,621
Accumulated other comprehensive income		2,356,126	626,584
Statutory reserves	21	2,201,817	2,201,817
Retained earnings		41,475,202	31,921,832

Total stockholders’ equity		62,323,011	50,084,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$79,510,270	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

		For The Three Months Ended		For The Six Months Ended
		December 31,		December 31,
	Notes	2010	2009	2010	2009
Net revenues		$22,204,348	$16,846,303	$39,233,996	$30,800,317
Cost of revenues		(4,681,045)	(2,662,427)	(8,128,311)	(4,879,940)
Gross profit		17,523,303	14,183,876	31,105,685	25,920,377

Selling, general and administrative expenses	16	(11,105,260)	(9,813,217)	(19,720,019)	(19,069,289)
Income from operations		6,418,043	4,370,659	11,385,666	6,851,088

Other income (expenses)
Other income		701	40,322	701	20,125
Interest income		15,289	-	29,497	-
Amortization of deferred financing fees		(244,059)	-	(504,024)	-
Interest expense	17	(1,155,307)	(51,814)	(1,649,346)	(149,594)
Other expenses		1,192	(23,738)	(1,922)	(29,003)
Change in fair value of derivative liabilities		2,949,039	-	2,918,485	-
Total other income (expenses)		1,566,855	(35,230)	793,390	(158,472)

Income before provision for income taxes		7,984,898	4,335,429	12,179,056	6,692,616
Provision for income taxes	18	(1,444,003)	(1,057,890)	(2,625,686)	(1,613,261)
Net income		$6,540,895	$3,277,539	$9,553,370	$5,079,355

Comprehensive income:
Net income		$6,540,895	$3,277,539	$9,553,370	$5,079,355
Other comprehensive income:
Unrealized foreign currency translation gain		803,074	978	1,729,542	48,561
Comprehensive income		$7,343,969	$3,278,517	$11,282,912	$5,127,916

Earnings per common share
Basic	11	$0.39	$0.25	$0.57	$0.39
Diluted		$0.31	$0.25	$0.45	$0.39
Weighted average common shares outstanding
Basic	11	16,925,928	13,162,500	16,716,691	13,162,500
Diluted		22,266,662	13,162,500	22,258,835	13,162,500

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

				Accumulated
	Common stock		Additional	other
	Shares		paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	capital	income	reserves	Earnings	Total

Balance at June 30, 2010	16,500,000	$16,500	$15,317,621	$626,584	$2,201,817	$31,921,832	$50,084,354

Net income for the period						9,553,370	9,553,370
Stock based compensation			79,500				79,500
Option based compensation			23,844				23,844
Conversion of convertible notes	477,221	477	851,924				852,401
Foreign currency translation difference				1,729,542			1,729,542
Balance at December 31, 2010	16,977,221	$16,977	$16,272,889	$2,356,126	$2,201,817	$41,475,202	$62,323,011

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For The Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$9,553,370	$5,079,355
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	172,730	341,868
Loss on disposal of property, plant and equipment	1,895	3,655
Accretion of beneficial conversion feature	933,094	-
Amortization of deferred fees on convertible notes	504,024	-
Interest expense on convertible notes	110,466	-
Change in fair value of warrants	(2,918,485)	-
Stock based compensation	103,344	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,724,323)	(684,497)
(Increase)/decrease in other receivables and prepayments	(571,675)	1,257,905
(Increase) in inventories	(1,108,642)	(464,670)
Increase in accrued liabilities	150,726	930,686
(Decrease)/increase in accounts payable	888,629	(216,150)
Increase in other payable	1,064,563	-
Increase in income taxes payable	683,491	400,135
Increase in restricted cash	299,069	-

Net cash provided by operating activities	6,142,276	6,648,287

Cash flows used in investing activities
Purchases of property, plant and equipment	(9,711)	(238,431)
Proceeds from disposal of property, plant and equipment	4,462	2,925
Purchase of leased land use rights	(4,783,102)	-
Purchase of intangible assets	(2,974,566)	-

Net cash used in investing activities	(7,762,917)	(235,506)

Cash flows from financing activities
Proceeds from borrowings	884,933	3,073,365
Repayment of borrowings	(4,454,413)	(4,541,500)
Repayment from related party	52,799	-
Contributed capital	-	5,970
Proceeds of note payable	-	400,000

Net cash flows used in financing activities	(3,516,681)	(1,062,165)

Effect of foreign currency translation on cash and cash equivalents	410,659	48,126

Net (decrease) increase in cash and cash equivalents	(4,726,664)	5,398,742

Cash and cash equivalents at beginning of period	17,149,082	2,494,166

Cash and cash equivalents at end of period	$12,422,418	$7,892,908

Cash paid during the period for:
Interest paid	$583,047	$200,068
Income taxes paid	$1,942,195	$1,233,901

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$852,401	$-

Deposits received from investors for future financing included in restricted cash	$1,874,117	$-

Purchase of intangible assets has not been paid and included in Other Payable as of December 31, 2010	$4,234,853	$-

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc., or the Company (formerly known as Link Resources, Inc.), was incorporated under the laws of the State of Nevada on January 9, 2008.  Until January 5, 2010, our principal office was located in Calgary, Alberta, Canada.  Prior to January 5, 2010, we were a public “shell” company in the exploration stage since our formation had not yet realized any revenues from our planned operations.

Pursuant to a Share Exchange Agreement, dated January 5, 2010 (the “Share Exchange Agreement” and the transactions contemplated thereby, the “Share Exchange”), the Company acquired Chance High International Limited, a British Virgin Islands company, or Chance High, from Chance High’s shareholders, or the Chance High shareholders, and, as a result, acquired Chance High’s indirect, controlled affiliate, Yantai Bohai Pharmaceuticals Group Co., Ltd., or Bohai, a Chinese company engaged the production, manufacturing and distribution in the People’s Republic of China (“China” or the “PRC”) of herbal medicines, including capsules and other products, based on traditional Chinese medicine.

The closing of the Share Exchange, or the Closing, took place on January 5, 2010, or the Closing Date.  On the Closing Date, pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding equity securities, or the Chance High shares, of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to the Company.  In exchange, we issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of common stock, par value $0.001 per share, or the Common Stock.  In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, the former President and Chief Executive Officer of the Company, cancelled a total of 1,500,000 shares of Common Stock.

Chance High owns 100% of the issued and outstanding capital stock of a Chinese wholly-foreign owned enterprise, Yantai Shencaojishi Pharmaceuticals Co., Ltd., or the WFOE.  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements, or the VIE Agreements, with Bohai and its three shareholders, including Mr. Hongwei Qu, currently the Company’s Chairman, Chief Executive Officer and President, pursuant to which WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.

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

On January 29, 2010, we entered into an agreement and plan of merger, the sole purpose of which was to effect a change of our corporate name from Link Resources Inc. to Bohai Pharmaceuticals Group, Inc.

We are engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine, or TCM, in the People’s Republic of China.  We are based in the city of Yantai, Shandong Province, China, and our operations are exclusively in China.

2.          BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of our company and our subsidiaries at December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our consolidated financial position and results of operations for the periods presented. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

The accompanying unaudited condensed consolidated financial statements for our company, our subsidiaries and our variable interest entity (Bohai) have been prepared in accordance with accounting principles generally accepted in the United States of America, or the US, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Share Exchange was accounted for as a reverse recapitalization effected as of January 5, 2010. Although we legally acquired Chance High and its controlled subsidiary Bohai, for accounting purposes, Chance High and Bohai are considered to be the accounting acquirers and Link Resources, Inc. as the accounting acquiree.  As a result, the historical consolidated financial statements for periods prior to January 5, 2010 are those of Chance High and Bohai and the operating results, financial position and cash flows of our company (formerly known as Link Resources, Inc.) are consolidated only from its acquisition on January 5, 2010.  As the transaction between our company and Chance High and its subsidiaries is treated as reverse acquisition, no goodwill was recorded.  Intercompany transactions and balances are eliminated in consolidation.

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

We adopted FAS ASC 810-10-15-14 and also ASC 810-10-05-8, which requires that a Variable Interest Entity, or VIE, to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and has the direct ability to make decisions on all operating activities of the voting right of the VIE.  We controls Bohai through the VIE Agreements described in Note 1 and accordingly it is consolidated for all periods presented.

The Operating Agreement provides that the WFOE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai, the Company’s VIE.

Under Consultant Service Agreement entered between WFOE and Bohai on December 7, 2009, Bohai agreed to pay all of its net income to WOFE quarterly as a consulting fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai.

Under the above mentioned contractual arrangement, our company qualifies as the primary beneficiary of such controlling financial interest in Bohai as operating under ASC 810-10-15-14, an Interpretation of Accounting Research Bulletin No. 51.  The results of subsidiaries or VIEs acquired prior to the date of Share Exchange Agreement on January 5, 2010 are included in the consolidated financial statements.

As of December 31, 2010, the particulars of our company’s subsidiaries and VIE are as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued Capital (US Dollars)
Chance High International Limited	British Virgin Islands	July 2, 2009	100%	$50,000
Yantai Shencaojishi Pharmaceuticals Co., Ltd.	People’s Republic of China	November 25, 2009	100%	$10,000,000
Yantai Bohai Pharmaceuticals Group Co., Ltd.	People’s Republic of China	July 8, 2004	*	$2,918,000 (RMB20,000,000)

*	We have an indirect controlling interest in Bohai under the VIE Agreements entered on December 7, 2009, which are described in Note 1 above.

Initial measurement of VIE: we initially measured the assets, liabilities, and non-controlling interests of the VIEs at their carrying amount as of the date of the acquisition.

Accounting after initial measurement of VIE: subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary, or PB; and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

Economic and Political Risks

Our operations are conducted solely in the PRC.  There are significant risks associated with doing business in the PRC, among others, political, economic, legal and foreign currency exchange risks. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Fair Value Measurements and Fair Value of Financial Instruments

We adopted the guidance of Accounting Standards Codification, or ASC, 820 for fair value measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value our derivative liabilities.

The following table reflects gains and losses for the three and six months ended December 31, 2010 for all financial assets and liabilities categorized as Level 3 as of December 31, 2010.

Liabilities:
Balance of derivative liabilities as of September 30, 2010	$5,512,482
Change in the fair value of derivative liabilities	(2,949,039)
Balance of derivative liabilities as of December 31, 2010	$2,563,443

Liabilities:
Balance of derivative liabilities as of June 30, 2010	$5,481,928
Change in the fair value of derivative liabilities	(2,918,485)
Balance of derivative liabilities as of December 31, 2010	$2,563,443

Estimating fair values of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our Common Stock and its estimated volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our net income may include significant charges or credits as these estimates and assumptions change.

The potential credit risk to our company is mainly attributable to its accounts receivable and bank balances. We have policies in place to ensure that we will only accept customers from countries which are politically stable and customers with an appropriate credit history. In addition, all bank balances are on deposit with financial institutions with high-credit quality. Accordingly, we do not consider that we are subject to significant credit risk.

Our interest rate risk is primarily attributable to our borrowings, all of which have fixed interest rates. We do not use interest rate swaps to hedge our exposure to interest rate risk.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  We maintain bank accounts in the PRC and restricted cash accounts and a checking account in the United States of America. The restricted cash accounts were created for interest payments due to convertible note holders and payments for investor relations activities in the US.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of our cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. We have not experienced any losses in such accounts and believe we are not exposed to any risks on our cash in bank accounts. A significant portion of our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  We also perform ongoing credit evaluations of our customers to help further reduce credit risk.

At December 31, 2010 and June 30, 2010, our cash balances by geographic area were as follows:

	December 31, 2010		June 30, 2010
	(unaudited)
Country:
United States	$7,951	-%	$-	-%
China	12,414,467	100.0%	17,149,082	100.0%
Total cash and cash equivalents	$12,422,418	100.0%	$17,149,082	100.0%

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of December 31, 2010 and June 30, 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of December 31, 2010 and June 30, 2010, we did not make any allowance for slow-moving or defective inventories.

Intangible Assets

Intangible assets consist of “Pharmaceutical Formulas”, which were acquired with indefinite useful lives. These intangible assets are measured initially at cost and not subject to amortization and will be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss would be recognized.  Subsequently reversal of a recognized impairment loss is prohibited.  There was no impairment of the intangible assets as of December 31, 2010 and June 30, 2010.

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

Accounting for the Impairment of Long-Lived Assets

We use ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of December 31, 2010 and June 30, 2010, there were no impairments of its long-lived asset.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. We maintain our consolidated financial statements in the functional currency. Our functional currency is the Chinese Renminbi, or RMB. For our subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates using the following exchange rates:

	December 31, 2010	June 30, 2010	December 31, 2009
Period end US$: RMB exchange rate	6.61180	6.80860	6.81663
Average periodic US$: RMB exchange rate	6.72367	6.83667	6.81942

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on our historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the three and six months ended December 31, 2010 and 2009, our sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Cost of Revenue

Cost of revenue consists primarily of raw material costs, labor cost, overhead costs associated with the manufacturing process and related expenses which are directly attributable to our revenues.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the employee or director’s requisite service period (presumptively, the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Research and Development Costs

Research and development costs are charged as an expense when incurred and included in operating expenses. Research and development costs totaled $187,464 and $0 for the three months ended December 31, 2010 and 2009, respectively. Research and development costs totaled $371,821and $295,406 for the six months ended December 31, 2010 and 2009, respectively.

Shipping costs

Shipping costs are included in selling expense and totaled $210,725 and $157,999 the three months ended December 31, 2010 and 2009, respectively. Shipping costs are included in selling expense and totaled $367,587 and $282,403 for the six months ended December 31, 2010 and 2009, respectively

Advertising and Promotion

Advertising and promotion is expensed as incurred. Advertising and promotion expenses were included in operating expenses and amounted to $3,671,269 and $3,346,014 for the three months ended December 31, 2010 and 2009, respectively. Advertising and promotion expenses were included in operating expenses and amounted to $6,498,981 and $5,964,703 for the six months ended December 31, 2010 and 2009, respectively.

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

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Our current components of other comprehensive income are the foreign currency translation adjustment.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Earnings Per Share

We report basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/ (loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At December 31, 2010, we had 5,275,000 Common Stock equivalents from convertible notes and stock options to purchase 26,000 shares of Common Stock that could potentially dilute future earnings per share. Warrants to purchase 6,600,000 shares of Common Stock were outstanding during the three and six months ended December 31, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements Adopted

The following ASC updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption ASU No. 2010-06 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our position, results of operations or cash flows.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

	As of December 31, 2010	As of June 30, 2010
	(unaudited)
Prepayment for advertising and promotion	$1,702,101	$1,198,484
Prepayment for director and officer insurance	13,542	29,792
Prepayment for research and development	120,996	-
Other receivables	236,795	221,314
Total other receivables and prepayments	$2,073,434	$1,449,590

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from equity holder consists of the following:

	As of	As of
	December 31,	June 30,
	2010	2010
	(unaudited)
Mr. Hongwei Qu	$-	$40,160

The amount due from an equity holder (the Company’s Chairman, President and Chief Executive Officer) as of June 30, 2010 is unsecured, non-interest bearing. The balance of $40,160 was repaid in July 2010.

6.	INVENTORIES

Inventories consist of the following:

	As of December 31, 2010	As of June 30, 2010
	(unaudited)
Raw materials	$1,051,261	$445,693

Finished goods	846,839	302,729

Total inventories	$1,898,099	$748,422

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2010	As of June 30, 2010
	(unaudited)
Pharmaceuticals formulas, at cost	$25,118,727	$17,342,772

On December 9, 2010, we entered into an Intangible Assets Transfer Agreement with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), an unrelated party, pursuant to which Daxin transferred to us all rights and title for 14 State Food and Drug Administration previously approved traditional Chinese medicine formulas. The aggregate purchase price is $7,259,700 (RMB 48,000,000), of which $2,974,566 (RMB 20,000,000) has been paid as of December 31, 2010 and the remaining balance was paid before January 31, 2011.  The 14 new formulas consist of two new product categories, powder and pellet formulations, which are the most popular product formulations under Chinese government’s Essential Drug List (EDL).  Additionally, 4 of the 14 formulas are included in the EDL and an additional 5 medicines are included in the National Drug Reimbursement List (NDRL).  Inclusion on EDL or NDRL allows for up to 100% insurance coverage by the Chinese government.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31, 2010	As of June 30, 2010
	(unaudited)
Cost

Leasehold land and buildings	$7,856,590	$7,629,498

Plant and equipment	1,271,753	1,234,994

Office equipment	97,585	85,174

Motor vehicles	419,285	414,622
Total	9,645,213	9,364,288

Less: accumulated depreciation	(1,687,417)	(1,469,246)

Property, plant and equipment, net	$7,957,796	$7,895,042

Depreciation expense for the three months ended December 31, 2010 and 2009 amounted to $87,029 and $258,145, respectively. Depreciation expense for the six months ended December 31, 2010 and 2009 amounted to $172,730 and $341,868, respectively.

As of December 31, 2010 and June 30, 2010, we have pledged plant and machinery having a carrying amount of $550,000 and $534,102, respectively to secure a bank loan of Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of December 31, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.0270%	Bohai’s machinery and vehicle	$604,979
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.9030%	Yantai Ka Wah Medical Equipment Co. Ltd	294,927
TOTAL				$899,906

Short-term borrowings as of June 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.9030%	Bohai’s machinery and vehicle	286,403
TOTAL				$4,398,849

10.	COMMON STOCK

We are authorized to issue 150 million shares of Common Stock, par value $0.001 per share.  Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.  Holders of Common Stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of Common Stock, subject to the rights of the holders of preferred stock, if any, can elect all of our directors, if they choose to do so.  In this event, the holders of the remaining shares of Common Stock would not be able to elect any directors.  Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any.  Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities.  The outstanding Common Stock is duly authorized and validly issued, fully-paid, and non-assessable.  Except as required or permitted by law or our charter documents, all stockholder action is taken by the vote of a majority of the outstanding shares of Common Stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of Common Stock is present in person or by proxy.

Notes with an aggregate face amount of $950,000 and interest of $4,442 on the $950,000 Notes were converted into 477,221 shares of Common Stock during the six months ended December 31, 2010.

Restricted Stock Awards

On June 4, 2010, we issued 120,000 shares of restricted stock to our CFO for three years of service. The restricted stock vests in three equal annual installments over the agreement.. For the three and six months ended December 31, 2010, we recognized $22,000 and $51,000 of the restricted stock as compensation expenses.

On November 10, 2010, we issued 25,000 shares of restricted Common Stock to a third party in return for service, and the restricted stock vested immediately. For the three and six months ended December 31, 2010, the Company recognized $28,500 of the restricted stock as general and administrative expenses.

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

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income available for common shareholders	$6,540,895	$3,277,539	$9,553,370	$5,079,355
Effective interest charge on convertible note	291,749	-	548,466	-
Net income for diluted earnings per common share	$6,832,644	$3,277,539	$10,101,836	$5,079,355

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Basic weighted average Common Stock outstanding	16,925,928	13,162,500	16,716,691	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & repurchases	-	-	-	-
Options - incremental shares based on assumed proceeds & repurchases	517	-	296	-
Restricted stock	14,130	-	7,065	-
Common shares if converted from Convertible Debt	5,326,087	-	5,534,783	-
Diluted weighted average for Common Stock outstanding	22,266,662	13,162,500	22,258,835	13,162,500

Warrants to purchase 6,600,000 shares of Common Stock were outstanding during the three and six months ended December 31, 2010, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 2009, there were no Common Stock equivalents outstanding; therefore the amounts reported for basic and dilutive earning per share were the same.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2010 and June 30, 2010 are consisted of the following:

	As of	As of
	December 31,	June 30,
	2010	2010
	(unaudited)

Accrued selling expenses	$2,647,365	$1,542,280
Accrued staff costs	250,953	221,810
Value added tax payable	1,068,252	686,478
Other taxes payable	147,913	78,370
Other accrued expenses	190,952	456,050
Deposits from investors for Common Stock sales (Note 19)	1,874,117	-
Payable for intangible assets (Note 22)	4,234,853	-
Total Other accrued liabilities	$10,414,405	$2,984,988

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On January 5, 2010, pursuant to a Securities Purchase Agreement, or securities purchase agreement, with 128 accredited investors, or the investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note, or Notes, in the principal amount of $2 and one Common Stock purchase warrant, or Warrant.  By agreement with the Investors, each investor received: (i) a single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant representing the aggregate number of Investor Warrants purchased by them as part of the units.

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of our company. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.  The Notes issued have face amounts that range from $43,200 to $500,000.

The conversion price of the Notes is subject to standard anti-dilution adjustments for stock splits and similar events. In addition, if we issue or sell any additional shares of Common Stock or instruments convertible or exchangeable for Common Stock at a price per share less than the conversion price then in effect or without consideration, then the conversion price upon each such issuance will be adjusted to that price determined by multiplying the conversion price then in effect by a fraction: (1) the numerator of which is the sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock which the aggregate consideration for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the conversion price then in effect, and (2) the denominator of which is the number of shares of Common Stock outstanding immediately after the issuance of such additional shares of Common Stock. Notwithstanding any provision of the Note to the contrary, no adjustment will cause the conversion price to be less than $1.00, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction.

Effective as of June 30, 2010, we entered into an Amendment and Agreement with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by us of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  This Amendment did not change the Company’s accounting for the Notes and the Warrants described below.

The Notes contain certain events of default, including non-payment of interest or principal when due, bankruptcy, failure to maintain a listing of the Common Stock or to make required filings on a timely basis. No premium is payable by us if an event of default occurs. However, upon an Event of Default, and provided no more than 50% of the aggregate face amount of the Notes have been converted, the Investors holding Notes have the right to receive a portion, based on their pro-rata participation in the transaction, of 1,000,000 shares of our Common Stock that have been placed in escrow by our principal stockholder. The shares in escrow will be returned to the principal stockholder when 50% of the aggregate face amount of the Notes has been converted or, if later, when the Notes are repaid.

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

In connection with the sale of the units, we paid our placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants, the Placement Agent Warrants and, together with the Investor Warrants, the Warrants to purchase 600,000 shares of Common Stock, which agent warrants are substantially identical to the Investor Warrants, except that, pursuant to separate lock-up agreements executed by the holders of the Placement Agent Warrants, the Placement Agent Warrants are not exercisable until the six month anniversary of the later of: (i) the date of effectiveness of the registration statement registering the resale of the Common Stock underlying the Notes and Warrants or (ii) the date of commencement of sales in connection with such registration statement.

In addition to the placement agent fee, we paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by us and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to us at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, we received net proceeds of $9,690,000. At December 31, 2010 and June 30, 2010, $233,043 and $576,019, respectively, remained in escrow and is included in restricted cash.

We also entered into a Registration Rights Agreement with the Investors. We agreed to file, no later than March 6, 2010, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than August 13, 2010. The required registration statement was filed on March 2, 2010 and became effective on August 12, 2010. Accordingly, we did not incur any registration delay payments.

Valuation

At the time the Notes and Warrants were issued, there had not been any market activity for the Common Stock.  Accordingly, determining the fair value of the Common Stock required us to make complex and subjective judgments. We estimated the value of our enterprise as of January 5, 2010 based on a review of the enterprise value derived from the use of market and income valuation approaches. We also reviewed an asset-based approach to assess whether the result of such an approach was consistent with the value derived from the market and income valuation approaches. The market approach was based on the market price to earnings multiple for companies considered by management to be comparable to us. The income approach was based on applying discount rates to estimated future net income. The estimated enterprise value was then allocated to our existing outstanding Common Stock, the Notes and the Warrants using the option pricing method. The option pricing method was based on the two year period to maturity of the Notes and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on a review of the historical volatility of companies considered by management to be comparable to us.

Based on the allocation of the estimated enterprise value, we estimated the fair value of the Common Stock at $2.28 per share, as of January 5, 2010. The Investor Warrants and the Placement Agent Warrants were valued at $5,824,538 and $582,454, respectively, based on the estimated fair value of the Common Stock of $2.28, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 1.57% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 65%, based on a review of the historical volatility of companies considered by management to be comparable to us.  As noted above, prior to the June 30, 2010 Amendment described above, the Warrants contained a down-round anti-dilution protection feature. As of January 5, 2010, the value of this feature was not considered to be material and no adjustment was made for it in the estimated fair value of the Warrants.

Accounting for Convertible Notes

At January 5, 2010 and December 31, 2010, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  On March 31, 2010, an initial trade of 500 shares of the Common Stock occurred in the market, the only trading activity during that period. The Notes can be exercised only in whole but not in part and through December 31, 2010 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

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

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. Because the Company’s functional currency is the Renminbi but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that the embedded conversion options are not considered to be indexed only to our Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if we issued securities at a lower exercise or conversion price. Because the requirement that the instruments be indexed only to the Common Stock is not met, the exemption in FASB ASC 815-10-15-74 will not be available and we will account for the embedded conversion options in the Notes as derivative instrument liabilities, if and when the shares to be issued on conversion are considered to be readily convertible to cash.

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

Warrants

Because our functional currency is the Renminbi but the Warrants are denominated in U.S. Dollars, the Warrants are not considered to be indexed only to our Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the exercise price of the Warrants would be reduced if we issued securities at a lower exercise or conversion price. In accordance with ASC 815-10-S99-4, the Warrants (including the Placement Agent Warrants) are accounted for at fair value, with changes in their fair value charged or credited to income each period.

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. At December 31, 2010, the Investor Warrants were re-valued at $2,330,403 using a binomial model, based on the closing market price on that date of $1.71, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.62% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 60%, based on a review of the historical volatility of companies considered by management to be comparable to our company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by us, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At December 31, 2010, the Placement Agent Warrants were re-valued at $233,040, based on the closing market price on that date of $1.71, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.62% and estimated volatility of 60%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants for the three and six months ended December 31, 2010 of $2,949,039 and $2,918,485, respectively, has been recorded as a gain on the consolidated statement of income.

The following table summarizes all of our warrants outstanding as of December 31, 2010:

	Warrant Shares	Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2010	6,600,000	6,000,000	$2.40
Granted or vested during the six months ended December 31, 2010	-	-	-
Exercised during the six months ended December 31, 2010	-	-	-
Expired during the six months ended December 31, 2010	-	-	-
Balance, December 31, 2010 (unaudited)	6,600,000	6,000,000	$2.40

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding warrants.

Warrants Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at December	at	Contractual Life	currently
Price	31, 2010	December 31, 2010	(Years)	exercisable

$2.40	6,600,000	6,000,000	2.02	$2.40

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,462 was allocated to the Notes. Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share. Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,462. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum. Interest expense for the three and six months ended December 31, 2010 was $291,749 and $548,466, respectively. As of December 31, 2010, Notes with an aggregate face amount of $1,450,000 and interest of $4,442 on the Notes were converted into 727,221 shares of Common Stock.

The convertible note liability is as follows at December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
	(Unaudited)
Convertible notes payable, at face value	$10,550,000	$11,500,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(10,336,062)	(11,375,180)

Convertible notes, net	$213,938	$124,820

Escrowed Shares

As of January 5, 2010 and at December 31, 2010, our principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes). The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal. Accordingly, at December 31, 2010 no liability for this obligation has been recognized.

14.	DEFERRED FEES ON CONVERTIBLE NOTES

We incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 13) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of December 31,2010 (unaudited)	As of June 30,2010
Deferred fees, beginning balance	$1,562,617	$2,152,454
Transferred to equity on conversion	(102,041)	(79,120)
Amortization of deferred fees	(504,024)	(510,717)
Deferred fee, ending balance	$956,552	$1,562,617

15.	STOCK OPTIONS

On October 13, 2010, we granted stock options to two directors for the purchase of 26,000 shares of our Common Stock at an exercise price of $2.00 per share.  The options vest immediately on the grant date and expire five years from the date of issuance.

These options have been valued at $23,844. We use a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 70%, risk free interest rate of 0.3%, expected term of 2.5 years.

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of December 31, 2010:

Options Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise Price	at December 31, 2010	at December 31, 2010	Contractual Life (Years)	currently exercisable

$2.00	26,000	26,000	4.79	$2.00

We account for share-based payments in accordance with ASC 718. Accordingly, we expense the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three months and six months ended December 31, 2010 was $23,844 and was recorded as general and administrative expense.

A summary of our stock option activity as of December 31, 2010, and changes during six months ended December 31, 2010 is presented in the following table:

	Options Shares	Vested and Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2010	-	-	$-
Granted or vested during the six months ended December 31, 2010	26,000	26,000	2.00
Exercised during the six months ended December 31, 2010	-	-	-
Expired during the six months ended December 31, 2010	-	-	-
Balance, December 31, 2010 (unaudited)	26,000	26,000	$2.00

16.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended December 31, 2010 and 2009, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Travel and accommodation	$2,466,783	$1,841,831	$4,017,741	$3,056,177

Advertising and promotion	3,671,269	3,346,014	6,498,981	5,964,703
Audit fees	70,213	-	89,051	-
Commission	1,404,465	1,276,259	1,472,970	2,403,953
Conference	1,446,069	1,280,228	2,891,927	2,331,599
Depreciation	10,048	9,101	20,006	18,476
Staff costs	558,061	305,460	1,139,573	963,137
Research and development costs	187,464	-	371,821	295,406
Other operating expenses	1,290,888	1,754,324	3,217,949	4,035,838

Total selling, general and administrative expenses	$11,105,260	$9,813,217	$19,720,019	$19,069,289

17.	INTEREST EXPENSE

For the three and six months ended December 31, 2010 and 2009, interest expense consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest on short-term bank borrowings and notes payable	$77,887	$51,814	$167,786	$149,594
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	785,671	-	933,094	-
Effective interest charge on Convertible Notes	291,749	-	548,466	-

Total interest expenses	$1,155,307	$51,814	$1,649,346	$149,594

18.	INCOME TAXES

For the three and six months ended December 31, 2010 and 2009, income tax expense consisted of the following:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current taxes
United States	$-	$-	$-	$-
PRC	1,444,003	1,057,890	2,625,686	1,613,261

Deferred taxes
United States	(237,546)	-	(503,818)	-
PRC	-	(500)	-	(500)

Change in valuation allowance	237,546	500	503,818	500
Total income tax expenses	$1,444,003	$1,057,890	$2,625,686	$1,613,261

As of December 31, 2010, we incurred $1,641,342 of net operating losses carry forwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2029, if unutilized. we provided for a full valuation allowance against the deferred tax assets of $558,056 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

United States Tax

We are subject to income tax in the United States. No provision for income tax in the United States has been made as we had no taxable income for the three and six months ended December 31, 2010. The statutory tax rate is 34%.

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate and as follows for the three and six months ended December 31, 2010 and 2009:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

United States Tax at statutory rate	$2,714,865	$1,474,046	$4,140,879	$2,275,489
Foreign tax rate difference	(585,003)	(454,239)	(1,048,691)	(636,357)
Change in valuation allowance	237,546	500	503,818	500
Permanent difference	(187,861)	37,583	(295,287)	(26,371)
Other reconciling items	(735,544)	-	(675,033)	-

Income tax expense	$1,444,003	$1,057,890	$2,625,686	$1,613,261

Our deferred tax assets as of December 31, 2010 and June 30, 2010 are as follows:

	As of	As of
	December 31,	June 30,
	2010	2010
	(unaudited)
Deferred tax asset:
Net operating loss carry forward	$558,056	$308,406
Stock options and warrants	254,167	-
Total gross deferred tax asset	812,224	308,406
Less: valuation allowance	(812,224)	(308,406)
Net deferred tax asset	$-	$-

During the three months ended December 31, 2010 and 2009, the valuation allowance increased by approximately $237,546 and $500, respectively. During the six months ended December 31, 2010 and 2009, the valuation allowance increased by approximately $503,818 and $500, respectively.

VAT

Certain of our revenues are subject to output VAT generally calculated at 6%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchases can be used to offset the output VAT.

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net value added tax expenses	$3,024,821	$2,475,751	$5,261,236	$4,540,913

19.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, we had commitments to purchase land use right for future factory expansion. The purchase price is approximately $14,746,400 (RMB 97,500,000). As of December 31, 2010, we prepaid for approximately $12,426,268 (RMB 82,160,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $2,320,132 (RMB 15,340,000) as of December 31, 2010 will be paid by March 31, 2011.

As of May 2009, we entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of us. The total contract price is approximately $2,268,700 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work require for the clinical trial within 3 years.  As of December 31, 2010, we have paid $1,255,300 (RMB 8,300,000) and the remainder contract amount will be paid progressively in installments. The final payment will be paid upon obtaining new drug certification from the related government department.

On December 9, 2010, we entered into a Transfer Agreement of Intangible Assets (the “Transfer Agreement”) with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), pursuant to which Daxin transferred to us all rights and title in and to 14 Drug Approval Numbers for 14 traditional Chinese medicines. The aggregate purchase price is $7,259,700 (RMB 48,000,000), of which $2,974,566 (RMB 20,000,000) has been paid as of December 31, 2010 and the remaining balance was paid before January 31, 2011.

There are no other foreseeable material commitments or contingencies as of December 31, 2010.

20.	SIGNIFICANT CONCENTRATIONS

(a)	Customer Concentrations

We do not have concentrations of business with any customer constituting greater than 10% of our gross sales for the three and six months ended December 31, 2010 and 2009.

We have not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of our purchases of raw materials or other supplies:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shandong Yantai Medicine Procurement and Supply Station	19.0%	15.2%	18.5%	14.8%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	10.5%	*	11.6%	*
Anhui DeChang Pharmaceutical Co. Ltd.	*	10.8%	*	12.0%
Yantai Tianyifeng Science and Technology Development Co., Ltd.	*	10.9%	*	10.4%

* Constitutes less than 10% of our purchase.

21.	STATUTORY RESERVES

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors.  We had satisfied statutory reserve requirement in the first quarter of the fiscal year 2010.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority.

22.	SUBSEQUENT EVENTS

On January 21, 2011, we closed a financing transaction under which we sold an aggregate of 748,382 shares of Common Stock to a total of 42 individual investors at $2.50 per share, for total gross proceeds of $1,870,955. The shares were sold pursuant to separate subscription agreements between us and each investor.  All investors are domiciled in and citizens of the People's Republic of China.  As of December 31, 2010, the agreements for the offering were in the process of being executed, a closing had not yet occurred and shares of Common Stock had not been issued as a result.  However, certain funds had been received from prospective investors.  As such, such funds from investors were placed in restricted cash and recorded in other payable as of December 31, 2010.

We have performed an evaluation of subsequent events through the date of these financial statements are issued.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008.  Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the People’s Republic of China (which we refer to as China or the PRC) which is based on Traditional Chinese Medicine, or TCM.  We are based in the city of Yantai, Shandong Province, China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We obtained Drug Approval Numbers in China for 29 varieties of TCM products in 2004 and an additional 14 varieties of TCM products in 2010. We currently produce 15 varieties of such products in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 15 products, 8 are prescription drugs and 7 are over-the-counter products.  Of our current products: (i) 5 have “exclusive” status, meaning that we are the only company that manufactures these products in China; (ii) 2 have Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the State Food and Drug Administration of China (“SFDA”), which gives us exclusive or near exclusive rights to manufacture and distribute these products, and (iii) 1 has received Chinese patent protection with a duration of 20 years.

On December 9, 2010, we entered into an Intangible Assets Transfer Agreement with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), an unrelated party, pursuant to which Daxin transferred to us all rights and title for 14 State Food and Drug Administration previously approved traditional Chinese medicine formulas. The aggregate purchase price is $7,259,700 (RMB 48,000,000), of which $2,974,566 (RMB 20,000,000) has been paid as of December 31, 2010 and the remaining balance was paid before January 31, 2011.  The 14 new formulas consist of two new product categories, powder and pellet formulations, which are the most popular product formulations under Chinese government’s Essential Drug List (EDL).  Additionally, 4 of the 14 formulas are included in the EDL and an additional 5 medicines are included in the National Drug Reimbursement List (NDRL).  Inclusion on EDL or NDRL allows for up to 100% insurance coverage by the Chinese government.  As Chinese government’s national health insurance reform starts to focus in rural areas, drugs that are listed in EDL and EDRL have become increasing critical for our future success. The purchase of 14 formulas expands our EDL list from 6 to 10 and NDRL list from 12 to 17.  As EDL or NDRL allows for up to 100% insurance coverage by the Chinese government, we expect the future demand for these drugs to increase significantly over the next few years.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely changes in fair value of our warrants, unamortized beneficial conversion features on convertible notes converted, and option and stock-based compensation shown in the below chart, of $2,082,024 income for the three months ended December 31, 2010 and $1,882,047 income for the six months ended December 31, 2010 due to the adoption of a Financial Accounting Standards Board’s (“FASB”) ASC 815 accounting standard as discussed in footnote 13 to the accompanying financial statements.

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

	Three Months Ended				Six Months Ended
	December 31,				December 31,
				Increase				Increase
	2010		2009	(Decrease)	2010		2009	(Decrease)
Net Income available to Common shareholders -GAAP	$6,540,895		$3,277,539	$3,263,356	$9,553,370		$5,079,355	$4,474,015
Add Back (Subtract):
Change in fair value of warrants	(2,949,039	) (a)	-	(2,949,039)	(2,918,485	) (a)	-	(2,918,485)
Unamortized beneficial conversion features on convertible notes converted	785,671	(a)	-	785,671	933,094	(a)	-	933,094
Change in Option and Equity Based Compensation	81,344	(b)	-	81,344	103,344	(b)	-	103,344
Adjusted Net Income available to Common shareholders -non-GAAP	$4,458,871		$3,277,539	$1,181,332	$7,671,323		$5,079,355	$2,591,968

Basic earning per share – GAAP	$0.39		$0.25	$0.14	$0.57		$0.39	$0.18
Add back (Subtract):
Change in fair value of warrants	(0.17	) (a)	-	(0.17)	(0.17	) (a)	-	(0.17)
Unamortized beneficial conversion features on convertible notes converted	0.05	(a)	-	0.05	0.06	(a)	-	0.06
Change in Option and Equity Based Compensation	0.00	(b)	-	0.00	0.00	(b)	-	0.00
Adjusted basic earning per share non-GAAP	$0.27		$0.25	$0.02	$0.46		$0.39	$0.07

Diluted earning per share-GAAP	$0.31		$0.25	$0.06	$0.45		$0.39	$0.06
Add back (Subtract):
Change in fair value of warrants	(0.13	) (a)	-	(0.13)	(0.13	) (a)	-	(0.13)
Unamortized beneficial conversion features on convertible notes converted	0.04	(a)	-	0.04	0.04	(a)	-	0.04
Change in Option and Equity Based Compensation	0.00	(b)	-	0.00	0.01	(b)	-	0.01
Adjusted diluted earning per share non-GAAP	$0.22		$0.25	$(0.03)	$0.37		$0.39	$(0.02)

Weighted average number of shares
Basic	16,925,928		13,162,500		16,716,691		13,162,500
Diluted	22,266,662		13,162,500		22,258,835		13,162,500

(a)           We adopted the provisions of a FASB accounting standard, ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 13).  As a result of these measurements, we recognized non-cash gains of $2,949,039 and $2,918,485 for the six and six months ended December 31, 2010, respectively, from changes in fair value for investor and agent warrants and non-cash charges of $785,671 and $933,094 for three and six months ended December 31, 2010, respectively, for unamortized beneficial conversion features on convertible notes converted. There were no such activities in 2009.

(b)           We record stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for consultants and stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, our  expected volatility assumption is based on the historical volatility of our stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months and six months ended December 31, 2010, we recognized $57,500 and $79,500 of restricted stock as compensation expense. For the three months and six months ended December 31, 2010, we recognized $23,844 as compensation expenses for our stock option plan. There were no such activities in 2009.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the six months ended
	December 31		December 31
	2010	2009	2010	2009
Tongbi Capsules	27.1%	22.5%	27.4%	22.6%
Tongbi Tablets	14.5%	13.6%	14.8%	14.2%
Lung Nourishing Syrup	25.7%	26.0%	26.6%	25.2%
Others	32.7%	37.9%	31.2%	38.0%
Total	100.0%	100.0%	100.0%	100.0%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top three products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  Tongbi Capsules’ certificates expired in September 2009 and we have filed an application for extending the protection period on March 12, 2009. The protection status is still active during the renewal processes. Lung Nourishing Syrup received a patent with duration of 20 years from State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027.

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

Price Control of Drugs by PRC Government

The State Development and Reform Commission of the PRC, or SDRC, and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by Chinese government, China’s immense market, and our protected drugs, we are optimistic of our continuous growth potential for TCM in China.

 Financial Highlights

•
Net revenues for the three months ended December 31, 2010 increased 32% to $22.2 million compared to the same period in 2009.  Net revenues for the six months ended December 31, 2010 increased 27.4% to $39.2 million compared to the same period in 2009.

o
Net revenues for five new products that were introduced in April 2010 increased from $720,000 for the three months ended September 30, 2010 to $1,271,000 for the three months ended December 31, 2010, an increase of 77%.

o
Increase in net revenues was mostly derived from increase of sales from our lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together represented over 67% of our total net revenues for the three months ended December 31, 2010.

o	62% of net revenue was derived from sales of prescription products and 38% was from Over-the-Counter products for the three months ended December 31, 2010.

•	Net income for the three months ended December 31, 2010 increased 100% to $6.5 million compared to the same period in 2009.

o	Net income from operations increased 47% to $6.4 million.

o	Net income margin increased to 30 % this quarter compared to 20% from the same quarter last year.

o
Included in net income was a non-cash gain of $2.9 million for changes in fair value of warrants and non-cash charges for approximately $867,000 for restricted stock and option based compensation as well as charges for unamortized beneficial conversion for our convertible notes.

•	Basic earnings per share increased to $0.57 and diluted earnings per share increased to $0.45 for the six months ended December 31, 2010.

o	Diluted earnings per share increased 15% despite an increase in average shares outstanding by 9 million shares for the six months ended December 31, 2010 compared to the same period in 2009.

o	Basic earnings per share increased 46% for the six months ended December 31, 2010 compared to the same period in 2009.

•	Including restricted cash, our total cash balance was $14.6 million and cash flow from operating activities was $10.3 million for the six months ended December 31, 2010.

o	Total cash and cash equivalents decreased by $4.7 million for six months ended December 31, 2010 compared to June 30, 2010.

o
Major cash payments activities for the six months ended December 31, 2010 included $4.8 million made for deposits on the purchase of prepaid land use rights from the Shandong provincial government for future factory expansion, repayment of short term bank loan of $3.6 million to China Construction Bank, and partial payments of $3 million to Shandong Daxin Microbiology Pharmaceutical Industry Co. for the 14 SFDA approved TCM.

Operating Results

Comparison of the three months ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the three months ended December 31, 2010 and 2009, in US dollars:

	For The Three Months Ended
	December 31,
				Percentage
	2010	2009	Differences	Increase

Net revenues	$22,204,348	$16,846,303	$5,358,045	31.8%

Cost of revenue	(4,681,045)	(2,662,427)	(2,018,618)	75.8%

Gross profit	17,523,303	14,183,876	3,339,427	23.5%

Selling, general, and administrative expenses	(11,105,260)	(9,813,217)	(1,292,043)	13.2%

Income from operations	6,418,043	4,370,659	2,047,384	46.8%

Total other income (expenses)	1,566,855	(35,230)	1,602,085	N/A

Income before provision for income taxes	7,984,898	4,335,429	3,649,469	84.2%

Provision for income taxes	(1,444,003)	(1,057,890)	(386,113)	36.5%

Net income	$6,540,895	$3,277,539	$3,263,356	99.6%

The following table sets forth key components as a percentage of net revenue for the three months ended December 31, 2010 and 2009:

	For The Three Months Ended
	December 31,

	2010	2009

Net revenues	100.0%	100.0%

Cost of sales	(21.1)%	(15.8)%

Gross profit	78.9%	84.2%

Selling, general, and administrative expenses	(50.0)%	(58.3)%

Income from operations	28.9%	25.9%

Total other income(expenses)	7.1%	(0.2)%

Income before provision for income taxes	36.0%	25.7%

Provision for income taxes	(6.5)%	(6.2)%

Net income	29.5%	19.5%

Net Revenues

Net revenues are comprised of sales of 15 traditional Chinese medicines in China. Net revenues for the three months ended December 31, 2010 increased by $5,385,045 or 31.8% to $22,204,348 as compared to $16,846,303 for the three months ended December 31, 2009.  This increase was primarily due to increased revenues from our three lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together accounted for over 67% of our total net revenues.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The increase was also due to sales from five new products we initiated in the quarter ended June 30, 2010. Although the new product sales only represented less than 6% of total net revenues in the quarter ended December 31, 2010, the net revenues for the five new products in the quarter ended December 31, 2010 increased by 77% compared to the quarter ended September 30, 2010.  The sale of our prescription drug products for the three months ended December 31, 2010 represented 61% of total net revenue compared to 59% from the same period in last year.   The increase in prescription drug sales was due to increases in sales from Tongbi Capsules and Tongbi Tablets.

We anticipate our overall net revenues will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which plan will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to the Company’s revenues.  Our cost of revenues for the three months ended December 31, 2010 was $4,681,045 as compared to $2,662,427 for the three months ended December 31, 2009, representing an increase of $2,018,618, or 75.8%. The increase in cost of revenues was mainly attributable to the increase in total cost of raw material as a result of increase of overall sales and five new products we introduced this year as well as an increase in cost of raw material for two other products, Danqi Tablet and Anti-Flu Granules, in the quarter ended December 31, 2010 compared to the same quarter last year.

Gross Profit

Gross profit represents the difference between net revenue and cost of revenues. We achieved gross profit of $17,523,303 for the three months ended December 31, 2010, compared to $14,183,876 for the same fiscal quarter in 2009, representing an increase of $3,339,427, or 23.5%, over the same quarter of fiscal year 2009.  Our overall gross profit margins as a percentage of revenue decreased by approximately 5.3% this fiscal quarter compared to the same quarter last year. The decrease of gross profit margin was principally due to lower gross profit margins from our five new products resulting from higher manufacturing costs and lower unit sales price when introducing the 5 new products to the market. The decrease of gross margin was also due to cost increases on raw material for two of our products, Danqi Tablet s and Anti-Flu Granules.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $1,292,043 to $11,105,260, for the three months ended December 31, 2010 compared to $9,813,217 for the same fiscal quarter end in 2009.  This increase was mainly attributable to an increase in advertising and promotional expenses of approximately $325,000, travel and accommodation expenses of $625,000, and Staff expenses of $253,000 in the quarter ended December 31, 2010 compared to the same fiscal quarter last year.  The overall increase in selling, general, and administrative expenses was related to services supporting overall increase on sale activities and new product promotions.  The percentage of selling, general, and administrative expenses to net revenues was 50% and 58% for the three months ended December 31, 2010 and 2009, respectively, representing a decrease of 8% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) is comprised of interest income and expense, changes in fair value of derivative instruments and other non-operating income (expense). Total other income were $1,566,855 for the three months ended December 31, 2010 compared to total other expenses of $35,230 in the quarter ended December 31, 2009, an increase of other income of $1,602,085.  The increase of other income was principally due to amortization of deferred fees of $244,059, effective interest charges of $291,749, and unamortized BCF on warrant discount of $785,671 offset by a gain on changes in fair value of warrant of $2,949,039 for convertible notes in connection with our private placement on January 5, 2010.  There were no such activities for the same period in 2009.

Provision for Income Tax

Our provisions for income taxes for the three months ended December 31, 2010 and 2009 were $1,444,003 and $1,057,890, an increase of $386,113 or 37 % from this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had a net income of $6,540,895 for the three months ended December 31, 2010, as compared to net income of $3,277,539 for the three months ended December 31, 2009, an increase in net income of $3,263,356, or 99.6%. This translates to basic net income per common share of $0.39 and $0.25, and diluted net income per common share of $0.31 and $0.25, for the three months ended December 31, 2010 and 2009, respectively. The increase in net income was primarily attributable to increase in total gross profit of $3,339,427 and total other income of $1,602,085 offset by increase in selling, general and administrative expenses of $1,292,043 and tax provision of $386,113 this fiscal quarter compared to the same quarter in prior year.

Other income this quarter comprised of non-cash charges for unamortized BCF on warrant discount of $785,671 and non-cash credits for changes in fair value of warrants for $2,949,039 for convertible notes in connection with our private placement on January 5, 2010.

Comparison of the six months ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the six months ended December 31, 2010 and 2009, in US dollars:

	For The six Months Ended
	December 31,
				Percentage
	2010	2009	Differences	Increase

Net revenues	$39,233,996	$30,800,317	$8,433,679	27.4%

Cost of revenues	(8,128,311)	(4,879,940)	(3,248,371)	66.6%

Gross profit	31,105,685	25,920,377	5,185,308	20.0%

Selling, general, and administrative expenses	(19,720,019)	(19,069,289)	(650,730)	3.4%

Income from operations	11,385,666	6,851,088	4,534,578	66.2%

Total other income (expenses)	793,390	(158,472)	951,862	N/A

Income before provision for income taxes	12,179,056	6,692,616	5,486,440	82.0%

Provision for income taxes	(2,625,686)	(1,613,261)	(1,012,425)	62.8%

Net income	$9,553,370	$5,079,355	$4,474,015	88.1%

The following table sets forth key components as a percentage of net revenue for the six months ended December 31, 2010 and 2009:

	For The six Months Ended
	December 31,

	2010	2009

Net revenues	100.0%	100.0%

Cost of sales	(20.7)%	(15.8)%

Gross profit	79.3%	84.2%

Selling, general, and administrative expenses	(50.3)%	(62.0)%

Income from operations	29.0%	22.2%

Total other income(expenses)	2.0%	(0.5)%

Income before provision for income taxes	31.0%	21.7%

Provision for income taxes	(6.7)%	(5.2)%

Net income	24.3%	16.5%

Net Revenues

Net revenues are comprised of sales of 15 traditional Chinese medicines in China. Net revenues for the six months ended December 31, 2010 increased by approximately $8,433,679 or 27.4% to $39,233,996 as compared to $30,800,317 for the six months ended December 31, 2009. This increase was primarily due to increased revenues from our three lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together accounted for over 69% of our total net revenues for the six months ended December 31, 2010. All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The increase was also due to sales from five new products we initiated in the quarter ended June 30, 2010. Although the new product sales only represented less than 6% of total net revenues for the three months ended December 31, 2010, the net revenues for the five new products for the three months ended December 31, 2010 increased by 77% compared to the three months ended September 30, 2010. The sale of our prescription drug products for the six months ended December 31, 2010 represented 61% of total net revenue compared to 59% from the same period in last year. The increase in prescription sales was due to increases in sales from Tongbi Capsules and Tongbi Tablets.

We anticipate our overall net revenue will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which plan will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to the Company’s revenues.  Our cost of revenues for the six months ended December 31, 2010 was $8,128,311 as compared to $4,879,940 for the six months ended December 31, 2009, representing an increase of $3,248,371, or 66.6%. The increase in cost of revenues was mainly attributable to the increase in total cost of raw material as a result of increase of overall sales and five new products we introduced this year.  The increase was also due to an increase in cost of raw material for two other products, Danqi Tablet and Anti-Flu Granules, for the six months ended December 31, 2010 compared to the same quarter last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues.  We achieved gross profit of $31,105,685 for the six months ended December 31, 2010, compared to $25,920,377 for the same fiscal quarter in 2009, representing an increase of $5,185,308, or 20.0%, over the same period of fiscal year 2009.  Our overall gross profit margins as a percentage of revenue decreased by approximately 4.9% this fiscal year to date compared to the same period last year. The decrease of gross profit margin was principally due to lower gross profit margins from our five new products resulting from higher manufacturing costs and lower unit sales price when introducing the 5 new products to the market.  The decrease of gross margin was also due to cost increases on raw material for two of our products, Danqi Tablet s and Anti-Flu Granules.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $650,730 to $19,720,019, for the six months ended December 31, 2010 compared to $19,069,289 for the same fiscal period end in 2009.  This increase was mainly attributable to an increase in advertising and promotional expenses of approximately $962,000, travel and accommodation expenses of $534,000, and conference expenses for $560,000 offset by decrease on commission expenses of $931,000 and other operating expenses of $818,000 for the six months ended December 31, 2010 compared to the same fiscal period last year.  The overall increase in selling, general, and administrative expenses was related to services supporting overall increase in sale activities and new product promotions.  The percentage of selling, general, and administrative expenses to net revenues was 50% and 62% for the six months ended December 31, 2010 and 2009, respectively, representing a decrease of 12% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income and expense, changes in fair value of derivative instruments and other non-operating income (expense). Total other income were $793,390 for the six month period ended December 31, 2010 compared to total other expenses of $158,472 for the same period ended December 31, 2009, an increase of other income of $951,862.  The increase of other income was principally due to amortization of deferred fees of $504,024, effective interest charges of $548,466, and unamortized BCF on warrant discount of $933,094 offset by a gain from changes in fair value of warrants of $2,918,486 for convertible notes in connection with our private placement on January 5, 2010.  There were no such activities for the same period in 2009.

Provision for Income Taxes

Our provisions for income taxes for the six months ended December 31, 2010 and 2009 were $2,625,686 and $1,613,261, an increase of $1,012,425 or 62.8 % from the six months ended December 31, 2010 over the same period in the prior year. The increase in income taxes was primarily due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had net income of $9,553,370 for the six months ended December 31, 2010, as compared to net income of $5,079,355 for the six months ended December 31, 2009, an increase of $4,474,015, or 88.1%. This translates to basic net income per common share of $0.57 and $0.39, and diluted net income per common share of $0.45 and $0.39, for the six months ended December 31, 2010 and 2009, respectively. The increase in net income was primarily attributable to increase in gross profit of $5,185,308 and total other income of $951,862 offset by increase in selling, general and administrative expenses of $650,730 and tax provision of $1,012,425 this fiscal year to date compared to the same period in prior year.

Net income for the six months ended on December 31, 2010 also comprised of non-cash charges for unamortized BCF on warrant discount of $933,094 and a gain on changes in fair value of warrants for $2,918,486 for convertible notes in connection with our private placement on January 5, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2010, we had cash and cash equivalents of $12,422,418 and restricted cash of $2,151,068, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the six months ended
	December 31
	2010	2009
Net cash provided by operating activities	$6,142,276	$6,648,287
Net cash (used in) investing activities	(7,762,917)	(235,506)
Net cash (used in) financing activities	(3,516,681)	(1,062,165)
Effect of foreign currency translation on cash and cash equivalents	410,659	48,126
Net (decrease) increase in cash and cash equivalent	$(4,726,664)	$5,398,742

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 , or the Notes, and one common stock purchase warrant , or the Warrants.   The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarter s. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company ’ s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.

Effective as of June 30, 2010, we entered into an Amendment and Agreement with the Investors, pursuant to which we and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions i n the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate ha s been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.

Comparison of Six Months Ended December 31, 2010 and 2009

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $6,142,276 for the six months ended December 31, 2010 as to net cash provided by operating activities of $6,648,287 for the six months ended December 31, 2009. The decrease in net cash provided by operating activities was primarily due to increases in net income and other payable balances offset by increase in accounts receivable, other receivables, and inventory balances. We expect our cash flow from operating activities to maintain at positive flow due to strong support of TCM products from the Chinese government attributable to a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities

Net cash used in investing activities was $7,762,917 for the six months ended December 31, 2010 and $235,506 for the six months ended December 31, 2009.  The increase in cash used in investing activities was due to our cash payment of approximately $4.7 million for the purchase of leased land use rights from the Shandong provincial government in January 2010 and cash payment of intangible assets for approximately $3.0 million (RMB 20,000.000) for 14 SFDA approved formulas. The aggregate purchase price is approximately $14,556,400 (RMB 97,500,000).  We have prepaid approximately $5,082,614 (RMB 32,160,000) during the six months ended December 31, 2010.  As of December 31, 2010, we had prepaid for approximately $12,426,268 (RMB 82,160,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $2,320,132 (RMB 15,340,000) as of December 31, 2010 will be paid by March 31, 2011. The total purchase cost for the 14 SFDA approved formulas is $7,259,700 or RMB 48,000,000.  See footnote 19.

Net Cash Used in Financing Activities

Net cash used by financing activities totaled $3,516,681 for the six months ended December 31, 2010 as compared to net cash used in financing activities of $1,062,165 for the same period in 2009. The reason for the increase in cash used in financing activities was due to a decrease in proceeds from borrowings for the six months ended December 31, 2010 compared to the same period in 2009.

Cash Position

As of December 31, 2010, we had cash of $12,422,418 as compared to $17,149,082 as of June 30, 2010, a decrease of $4,726,664. This decrease was due primarily to increase in cash from operating activities of approximately $3.7 million offset by cash payment of approximately $5.0 million for the purchase of leased land use rights from the Shandong provincial government and cash payment of $4.5 million for short term bank loan.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, we consider our use of estimate, account receivables, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three and six months ended December 31, 2010.

Recent Accounting Pronouncements Adopted

See Note 3 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 years	5 Years+
Contractual Obligations:
Purchase of land use rights	$2,320,132	$2,320,132	$-	$-	$-
Bank loans	899,906	899,906	-	-	-
Research and development	1,013,400	1,013,400	-	-	-
Convertible notes	10,550,000	-	10,550,000	-	-
Purchase of intangible assets (Drug Approval Numbers for Chinese medicines)	4,234,800	4,234,800	-	-	-

Total Contractual Obligations:	$19,018,238	$8,468,238	$10,550,000	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of December 31, 2010.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the six months ended December 31, 2010. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder ’ s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to   an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain significant deficiencies, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness(within the meaning of PCAOB Auditing Standard No. 5) yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The significant deficiencies identified by the Certifying Officers continue to be as described in our Annual Report on Form 10-K for the fiscal year ending June 30, 2010, which was filed with the SEC on September 29, 2010. As a result, the Certifying Officers and our board of directors are continuing to asses on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 21, 2011, we closed a financing transaction under which we sold an aggregate of 748,382 shares (the “Shares”) of Common Stock to a total of 42 individual investors (the “Investors”) at $2.50 per share, for total gross proceeds of $1,870,955.  The Shares were sold pursuant to separate subscription agreements between us and each Investor, dated as of January 21, 2011, the date on which the Investors’ subscriptions were accepted by the Company.  All of the Investors are domiciled in and citizens of the People’s Republic of China.  The issuance of the Shares was made in reliance on the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended, as an offshore transaction involving non-U.S. persons.  The proceeds of this financing will be used for general working capital.  As of December 31, 2010, the agreements for the offering were in the process of being executed, a closing had not yet occurred and Shares had not been issued as a result.  However, certain funds had been received from prospective Investors.  As such, such funds from Investors were placed in restricted cash and recorded in other payable as of December 31, 2010.

On November 10, 2010, we issued 25,000 shares of restricted Common Stock to a third party in return for service, and the restricted stock vested immediately. The issuance of such shares was made in reliance on the exemption from registration under Securities Act of 1933, as amended.

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

Bohai Pharmaceuticals Group, Inc.

February 14, 2011	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer)

February 14, 2011	By:	/s/ Gene Hsiao
Gene Hsiao Chief Financial Officer (Principal Accounting Officer)