Form 10-Q
period 2011-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2011-05-16
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

As of May 12, 2011, there were 17,821,085 shares of company common stock issued and outstanding.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010

	As of	As of
	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,665,517	$17,149,082
Restricted cash	220,043	576,019
Accounts receivable	14,798,323	10,409,527
Other receivables and prepayments	2,006,268	1,449,590
Amount due from equity holder	-	40,160
Inventories	1,997,545	748,422

Total current assets	29,687,697	30,372,801

Non-current assets
Property, plant and equipment, net	7,925,075	7,895,042
Prepayment for land use right	14,839,957	7,343,654
Intangible assets	25,278,154	17,342,772
Deferred fees on convertible notes	719,819	1,562,617

Total non-current assets	48,763,005	34,144,085

TOTAL ASSETS	$78,450,702	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,466,525	$741,621
Other accrued liabilities	4,909,783	2,984,988
Amount due to equity holder	11,980	-
Income taxes payable	945,678	700,326
Short-term borrowings	905,618	4,398,849

Total current liabilities	8,239,584	8,825,784

Non-current liabilities
Derivative liabilities - investor and agent warrants	2,300,325	5,481,928
Convertible notes, net of discount	438,743	124,820

Total non-current liabilities	2,739,068	5,606,748

TOTAL LIABILITIES	10,978,652	14,432,532

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,821,085 and 16,500,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	17,821	16,500
Additional paid-in capital	18,320,431	15,317,621
Accumulated other comprehensive income	2,771,433	626,584
Statutory reserves	2,201,817	2,201,817
Retained earnings	44,160,548	31,921,832

Total stockholders’ equity	67,472,050	50,084,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,450,702	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net revenues	$22,153,412	$15,323,878	$61,289,991	$46,072,455

Cost of revenues	5,213,548	2,841,385	13,341,860	8,205,715

Gross profit	16,939,864	12,482,493	47,948,132	37,866,740

Selling, general and administrative expenses	12,845,962	9,202,873	32,565,981	28,208,753

Income from operations	4,093,901	3,279,620	15,382,151	9,657,987

Other income (expenses)
Other income	1,783	-	99,901	18,864
Interest income	11,176	-	40,673	-
Amortization of deferred financing fees	(232,200)	(253,577)	(736,224)	(253,577)
Interest expenses	(554,428)	(381,700)	(2,203,775)	(538,008)
Other expenses	(546)	-	(2,468)	(22,092)
Change in fair value of derivative liabilities	263,118	1,083,350	3,181,603	1,083,350

Total other income (expenses)	(511,097)	448,073	379,710	288,537

Income before provision for income taxes	3,582,804	3,727,693	15,761,860	9,946,524

Provision for income taxes	(897,458)	(585,135)	(3,523,145)	(2,193,931)

Net income	$2,685,346	$3,142,558	$12,238,716	$7,752,593

Comprehensive income:
Net income	2,685,346	3,142,558	12,238,716	7,752,593
Other comprehensive income
Unrealized foreign currency translation gain	415,307	(157,384)	2,144,849	(108,823)
Comprehensive income	$3,100,653	$2,985,174	$14,383,564	$7,643,770

Earnings per common share
Basic	$0.15	$0.20	$0.72	$0.48
Diluted	$0.14	$0.16	$0.59	$0.37

Weighted average common shares outstanding
Basic	17,544,163	16,078,472	16,988,489	16,193,659
Diluted	22,808,885	21,745,139	22,439,202	22,084,170

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Common stock		Additional	Accumulated other			Total
	Shares outstanding	Amount	paid-in capital	comprehensive income	Statutory reserves	Retained Earnings	Stockholders’ Equity

Balance at June 30, 2010	16,500,000	$16,500	$15,317,622	$626,584	$2,201,817	$31,921,832	$50,084,354

Net income for the period	-	-	-	-	-	12,238,716	12,238,716

Stock based compensation	45,000	45	160,455	-	-	-	160,500

Option based compensation	-	-	23,844	-	-	-	23,844

Conversion of convertible notes	527,703	528	948,304	-	-	-	948,832

Sale of common stock	748,382	748	1,870,207				1,870,955

Foreign currency translation difference	-	-	-	2,144,849	-	-	2,144,849

Balance at March 31, 2011	17,821,085	$17,821	$18,320,431	$2,771,433	$2,201,817	$44,160,548	$67,472,050

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income	$12,238,716	$7,752,593
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	260,577	224,656
Loss on disposal of property, plant and equipment	1,908	10,942
Accretion of beneficial conversion feature	1,029,487	-
Amortization of deferred fees on convertible notes	736,224	253,577
Interest expense on convertible notes	339,842	121,126
Change in fair value of warrants	(3,181,603)	(1,083,350)
Stock and option based compensation	184,344	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,946,124)	(433,728)
(Increase)/decrease in other receivables and prepayments	(496,515)	4,127,297
Decrease in amount due from equity holder	-	1,465,000
(Increase) in inventories	(1,201,923)	(662,830)

Increase (decrease) in accrued liabilities	158,949	(10,407,917)
Increase/ (decrease) in accounts payable	686,541	(128,858)
Increase in other payable	1,633,817	-
Increase in income taxes payable	216,325	2,905,998
Increase in restricted cash	355,976	-

Net cash provided by operating activities	9,016,541	4,144,506

Cash flows used in investing activities
Purchases of property, plant and equipment	(14,619)	(280,804)
Proceeds from disposal of property, plant and equipment	4,491	-
Purchase of leased land use rights	(7,111,204)	-
Purchase of intangible assets	(7,186,059)	-

Net cash used in investing activities	(14,307,391)	(280,804)

Cash flows from financing activities
Proceeds from borrowings	890,772	4,381,153
Repayment of borrowings	(4,483,801)	(5,860,000)
Repayment from related party	53,147	-
Cash fees on placement agent and other financing costs	-	(1,570,000)
Proceeds from issuance of convertible promissory notes	-	12,000,000
Proceeds from sale of common stock	1,870,955	-

Net cash flows (used in) provided by financing activities	(1,668,927)	8,951,153

Effect of foreign currency translation on cash and cash equivalents	476,212	266,544

Net (decrease) increase in cash and cash equivalents	(6,483,565)	13,081,399

Cash and cash equivalents at beginning of period	17,149,082	2,493,510

Cash and cash equivalents at end of period	$10,665,517	$15,574,909

Cash paid during the period for:
Interest paid	$811,582	$466,135
Income taxes paid	$3,306,820	$2,305,073

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$948,832	$-

Placement agent warrants issued	$-	$582,454

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Chance High, WFOE and Bohai are referred to herein collectively and on a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

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

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES - Continued

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

The accompanying unaudited condensed consolidated financial statements of our company and our subsidiaries at March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our consolidated financial position and results of operations for the periods presented. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

As of March 31, 2011, the particulars of our company’s subsidiaries and VIE are as follows:

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

Accounting after initial measurement of VIE: subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary, or PB; and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The carrying amount and classification of Yantai Bohai’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2011	June 30, 2010
	(unaudited)
Total current assets*	$45,056,495	$28,177,777
Total assets*	78,259,724	53,415,591
Total current liabilities**	19,654,445	9,005,735
Total liabilities**	$19,654,445	$9,005,735

*           Including intercompany accounts of $1,627,814 and $394,821 as at March 31, 2011 and June 30, 2010 be eliminated in consolidation.

**         Including intercompany accounts of $11,471,035 and $457,004 as at March 31, 2011 and June 30, 2010 be eliminated in consolidation

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The following table reflects gains and losses for the three and nine months ended March 31, 2011 for all financial assets and liabilities categorized as Level 3 as of March 31, 2011.

Liabilities:
Balance of derivative liabilities as of December 31, 2010	$2,563,443
Change in the fair value of derivative liabilities	(263,118)
Balance of derivative liabilities as of March 31, 2011	$2,300,325

Liabilities:
Balance of derivative liabilities as of June 30, 2010	$5,481,928
Change in the fair value of derivative liabilities	(3,181,603)
Balance of derivative liabilities as of March 31, 2011	$2,300,325

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

At March 31, 2011 and June 30, 2010, our cash balances by geographic area were as follows:

	March 31, 2011		June 30, 2010
	(unaudited)
Country:
United States	$31,829	0.3%	$-	-%
China	10,633,688	99.7%	17,149,082	100.0%
Total cash and cash equivalents	$10,665,517	100.0%	$17,149,082	100.0%

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of March 31, 2011 and June 30, 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost or market with cost is determined using the weighted average method. Finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of March 31, 2011 and June 30, 2010, we did not make any allowance for slow-moving or defective inventories.

Intangible Assets

Intangible assets consist of “Pharmaceutical Formulas”, which were acquired with indefinite useful lives. These intangible assets are measured initially at cost and not subject to amortization and will be tested for impairment annually or more frequently if there is indication of impairment. If the carrying amount exceeds fair value, an impairment loss would be recognized.  Subsequently reversal of a recognized impairment loss is prohibited.  There was no impairment of the intangible assets as of March 31, 2011 and June 30, 2010.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Accounting for the Impairment of Long-Lived Assets

We use ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of March 31, 2011 and June 30, 2010, there were no impairments of our long-lived asset.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates using the following exchange rates:

	Nine months ended March 31, 2011	Year ended June 30, 2010	Nine months ended March 31, 2010
Period end US$: RMB exchange rate	6.57010	6.80860	6.84560
Average periodic US$: RMB exchange rate	6.67960	6.83667	6.85094

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

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on our historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the three and nine months ended March 31, 2011 and 2010, our sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Cost of Revenue

Cost of revenue consists primarily of raw material costs, labor cost, overhead costs associated with the manufacturing process and related expenses which are directly attributable to our revenues.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Research and Development Costs

Research and development costs are charged as an expense when incurred and included in operating expenses. Research and development costs totaled $190,440 and $146,640 for the three months ended March 31, 2011 and 2010, respectively. Research and development costs totaled $562,261 and $442,046 for the nine months ended March 31, 2011 and 2010, respectively.

Shipping Costs

Shipping costs are included in selling, general and administrative expens  and totaled $230,938 and $326,097 for the three months ended March 31, 2011 and 2010, respectively,  and totaled $598,525 and $608,500 for the nine months ended March 31, 2011 and 2010, respectively,

Advertising and Promotion

Advertising and promotion is expensed as incurred. Advertising and promotion expenses were included in selling, general and administrative expenses and amounted to $3,962,454 and $2,767,549 for the three months ended March 31, 2011 and 2010, respectively,  and amounted to $10,461,435 and $8,732,252 for the nine months ended March 31, 2011 and 2010, respectively.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Earnings Per Share

We report basic earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings/ (loss) per share is computed by dividing net income/ (loss) by weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.  At March 31, 2011, we had 5,225,000 Common Stock equivalents from convertible notes and stock options to purchase 26,000 shares of Common Stock that could potentially dilute future earnings per share. Warrants to purchase 6,600,000 shares of Common Stock were outstanding during the three and nine months ended March 31, 2011, but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Reclassification

Sales tax of $231,870 and $729,975 for the three and nine months ended March 31, 2010, respectively, have been reclassified from net revenue to cost of revenue to confirm with the current presentation.  The reclassification has no impact on the net income for the three and nine months ended March 31, 2010.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

4.           OTHER RECEIVABLES AND PREPAYMENTS - Continued

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)
Prepayment for advertising and promotion	$1,749,349	$1,198,484

Prepayment for director and office insurance	5,417	29,792

Advance to suppliers	8,048	-

Other receivables	243,454	221,314

Total other receivables and prepayments	$2,006,268	$1,449,590

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from equity holder consists of the following:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)

Mr. Hongwei Qu	$-	$40,160

The amount due from an equity holder (the Company’s Chairman, President and Chief Executive Officer) as of June 30, 2010 is unsecured, non-interest bearing. The balance of $40,160 was repaid in July 2010.

6.	INVENTORIES

Inventories consist of the following:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)

Raw materials	$973,043	$445,693
Finished goods	1,024,503	302,729
Total inventories	$1,997,545	$748,422

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)
Pharmaceuticals formulas, at cost	$25,278,154	$17,342,772

On December 9, 2010, we entered into an Intangible Assets Transfer Agreement with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), an unrelated party, pursuant to which Daxin transferred to us all rights and title for 14 State Food and Drug Administration previously approved traditional Chinese medicine formulas. The aggregate purchase price of approximately $7,186,100 (RMB 48,000,000) has been paid by March 31, 2011.  The 14 new formulas consist of two new product categories, powder and pellet formulations, which are the most popular product formulations under Chinese government’s Essential Drug List (EDL).  Additionally, 4 of the 14 formulas are included in the EDL and an additional 5 medicines are included in the National Drug Reimbursement List (NDRL).  Inclusion on EDL or NDRL allows for up to 100% insurance coverage by the Chinese government.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)
Leasehold land and buildings	$7,906,455	$7,629,498
Plant equipment	1,279,825	1,238,343
Office equipment	103,129	81,799
Motor vehicles	421,947	414,648
Total	9,711,355	9,364,288

Less: accumulated depreciation	1,786,280	1,469,246

Property, plant and equipment, net	$7,925,075	$7,895,042

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $87,847 and $84,518, respectively.  Depreciation expense for the nine months ended March 31, 2011 and 2010 amounted to $260,577 and $224,656, respectively.

As of March 31, 2011 and June 30, 2010, we have pledged plant machinery having a carrying amount of $457,565 and $534,102, respectively to secure a bank loan of Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of March 31, 2011 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount

Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	Bohai’s machinery and vehicles	$608,819
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	Yantai Jiahua Medical Equipment Co. Ltd	296,799

				$905,618

Short-term borrowings as of June 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount

China Construction Bank	February 24, 2010 to February 23, 2011	5.84%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.03%	Bohai’s machinery and vehicles	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.90%	Yantai Jiahua Medical Equipment Co. Ltd	286,403

				$4,398,849

10.	COMMON STOCK

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

10.	COMMON STOCK - Continued

On January 21, 2011, we closed a financing transaction under which we sold an aggregate of 748,382 shares of Common Stock to a total of 42 individual investors at $2.50 per share, for total gross proceeds of $1,870,955. The shares were sold pursuant to separate subscription agreements between us and each investor.  All investors are domiciled in and citizens of the People's Republic of China.

Notes with an aggregate face amount of $1,050,000 and interest of $5,406 on the $1,050,000 Notes were converted into 527,703 shares of Common Stock during the nine months ended March 31, 2011.

Restricted Stock Awards

On June 4, 2010, we issued 120,000 shares of restricted Common Stock to our Chief Financial Officer for three years of service. The restricted stock vests in three equal annual installments over the term of employment. For the three and nine months ended March 31, 2011, the Company recognized $22,000 and $73,000 of the restricted stock as compensation expenses.

On November 10, 2010, we issued 25,000 shares of restricted Common Stock to a third party to create investor awareness programs, which shares vested immediately. For the three and nine months ended March 31, 2011, the Company recognized $24,000 and $52,500 of the restricted stock as general and administrative expenses.

On January 5, 2011, we issued 20,000 shares of restricted Common Stock to a third party to create investor awareness programs, which shares vested immediately. For the three and nine months ended March 31, 2011, the Company recognized $35,000 of the restricted stock as general and administrative expenses.

11.	EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for warrants.  The following table sets forth the computation of basic and diluted net income per common share:

11.	EARNINGS PER SHARE - Continued

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income available for common shareholders	$2,685,346	$3,142,558	$12,238,716	$7,752,593
Effective interest charge on convertible note	438,376	347,793	986,842	347,793
Net income for diluted earnings per common share	$3,123,722	$3,490,351	$13,225,558	$8,100,386

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Basic weighted average common stocks outstanding	17,544,163	16,078,472	16,988,489	16,193,659
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & repurchases	-	-	-	-

Options - incremental shares based on assumed proceeds & repurchases	-	-	75	-
Restricted stock	14,722	-	9,398	-

Common shares if converted from Convertible Notes	5,250,000	5,666,667	5,441,240	5,890,511
Diluted weighted average for common stocks outstanding	22,808,885	21,745,139	22,439,202	22,084,170

Earnings per share:
Basic	$0.15	$0.20	$0.72	$0.48
Diluted	$0.14	$0.16	$0.59	$0.37

11.	EARNINGS PER SHARE - Continued

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 26,000 shares of Common Stock were outstanding during the three and nine months ended March 31, 2011 but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Warrants to purchase 6,600,000 shares of Common Stock were outstanding during the three and nine months ended March 31, 2010 but were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of March 31, 2011 and June 30, 2010 are consisted of the following:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)
Accrued selling expenses	$3,233,082	$1,541,383
Accrued staff costs	259,220	221,810
Value added tax payable	998,700	686,478
Other taxes payable	150,509	78,370
Other accrued expenses	268,272	456,947

Total other accrued liabilities	$4,909,783	$2,984,988

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

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

Effective as of June 30, 2010, we entered into an Amendment and Agreement (the "A&A") with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by us of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  This Amendment did not change the Company’s accounting for the Notes and the Warrants described below.

On and effective as of March 30, 2011, the Company entered into a Termination Agreement (the "Termination Agreement") with Euro Pacific Capital, Inc., as investor representative (the "Investor Representative"), pursuant to which the Company and the Investor Representative agreed to terminate the aforementioned A&A, by and between the Company and the Investor Representative. As a result of the Termination Agreement, the A&A and each of its provisions were terminated. After further study, the Company concluded that the original purpose of the A&A (to mitigate the impact of certain non-cash embedded derivative liabilities associated with the Notes, Warrants and Agent Warrants) would not be achieved. Therefore, the Company determined and agreed with the Investor Representative to terminate the A&A and to thereby restore the Notes, Warrants and Agent Warrants to their original terms.

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

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

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

In addition to the placement agent fee, we paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by us and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to us at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, we received net proceeds of $9,690,000. At March 31, 2011 and June 30, 2010, $220,043 and $576,019, respectively, remained in escrow and is included in restricted cash.

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

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

Accounting for Convertible Notes

At January 5, 2010 and March 31, 2011, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  Although market trading activity for our Common Stock has developed, the Notes can be exercised only in whole but not in part and through March 31, 2011 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

In future periods, whether or not the embedded conversion option in each Note is considered to be a derivative instrument will depend on whether or not the aggregate number of shares to be received on exercise of each of the Notes, which Notes can be exercised only in whole but not in part, could be readily sold in the market without significantly affecting the market price of the Common Stock, thus permitting the shares received by the holder of each Note to be readily convertible to cash. At each reporting date, the Company will re- evaluate each Note, based on the level of activity in the market for the Common Stock at that time, to determine whether or not the embedded conversion option in each Note is a derivative instrument. Depending on the trading volume for the Common Stock that develops in the future and the face amount of each Note, the embedded conversion option may be considered a derivative instrument for some Notes but not for others and its status as a derivative instrument may vary from period to period.

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

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

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

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. At March 31, 2011, the Investor Warrants were re-valued at $2,091,205 using a binomial model, based on the closing market price on that date of $1.70, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.68% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to our company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by us, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At March 31, 2011, the Placement Agent Warrants were re-valued at $209,120, based on the closing market price on that date of $1.70, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.68% and estimated volatility of 55%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants for the three and nine months ended March 31, 2011 of $263,118 and $3,181,603, respectively, has been recorded as a gain on the consolidated statement of income. The aggregate change in the value of the Investor and Placement Agent Warrants for the three and nine months ended March 31, 2010 of $1,083,350 has been recorded as a gain on the consolidated statement of income.

The following table summarizes all of our warrants outstanding as of March 31, 2011:

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

			Exercise Price
	Warrant	Exercisable	per Common
	Shares	Shares	Stock Range

Balance, June 30, 2010	6,600,000	6,000,000	$2.4

Granted or vested during the nine months ended March 31, 2011	-	600,000	2.4

Exercised during the nine months ended March 31, 2011	-	-	-

Expired during the nine months ended March 31, 2011	-	-	-

Balance, March 31, 2011 (unaudited)	6,600,000	6,600,000	$2.4

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding warrants.

Warrants Outstanding
		Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at March 31,	at	Contractual Life	currently
Price	2011	March 31, 2011	(Years)	exercisable

$2.40	6,600,000	6,600,000	1.77	$2.40

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,462 was allocated to the Notes. Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share. Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,462. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum. Interest expense for the three and nine months ended March 31, 2011 was $438,376 and $986,842, respectively. Interest expense for the three and nine months ended March 31, 2010 was $347,793.  As of March 31, 2011, Notes with an aggregate face amount of $1,550,000 and interest of $5,406 on the Notes were converted into 777,703 shares of Common Stock.

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

The convertible note liability is as follows at March 31, 2011 and June 30, 2010:

	As of	As of
	March 31, 2011	June 30, 2010
	(unaudited)

Convertible notes payable, at face value	$10,450,000	$11,500,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(10,011,257)	(11,375,180)
Convertible notes, net	$438,743	$124,820

Escrowed Shares

As of January 5, 2010 and at March 31, 2011, our principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes). The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal. Accordingly, at March 31, 2011 no liability for this obligation has been recognized.

14.	DEFERRED FEES ON CONVERTIBLE NOTES

We incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 13) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of	As of
	March 31, 2011	June 30, 2010
	(Unaudited)

Deferred fees, beginning balance	$1,562,617	$2,152,454
Transferred to equity on conversion	(106,574)	(79,120)
Amortization of deferred fees	(736,224)	(510,717)

Deferred Fee, ending balance	$719,819	$1,562,617

15.	STOCK OPTIONS

On October 13, 2010, we granted stock options to two directors for the purchase of 26,000 shares of our Common Stock at an exercise price of $2.00 per share.  The options vest immediately on the grant date and expire five years from the date of issuance.

15.	STOCK OPTIONS- Continued

These options have been valued at $23,844. We use a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 70%, risk free interest rate of 0.3%, expected term of 2.5 years.

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of March 31, 2011:

Options Outstanding
		Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at March 31,	at	Contractual Life	currently
Price	2011	March 31, 2011	(Years)	exercisable

$2.00	26,000	26,000	4.54	$2.00

We account for share-based payments in accordance with ASC 718. Accordingly, we expense the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three months and nine months ended March 31, 2011 was $23,844 and was recorded as general and administrative expense.

A summary of our stock option activity as of March 31, 2011, and changes during nine months ended March 31, 2011 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, June 30, 2010	-	-	$-

Granted or vested during the nine months ended March 31, 2011	26,000	26,000	$2.0

Exercised during the nine months ended March 31, 2011	-	-	$-

Expired during the nine months ended March 31, 2011	-	-	$-

Balance, March 31, 2011 (unaudited)	26,000	26,000	$2.0

16.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and nine months ended March 31, 2011 and 2010, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Travel and accommodation	$3,197,894	$1,824,750	$7,215,635	$4,880,926
Advertising and promotion	3,962,454	2,767,549	10,461,435	8,732,252
Audit fees	12,483	-	101,534	-
Commission	1,155,155	1,060,462	2,628,125	3,464,415
Conference	1,269,264	738,898	4,161,191	3,070,497
Depreciation	10,421	9,397	30,427	27,872
Staff costs	966,557	608,263	2,106,130	1,571,400
Research and development cost	190,440	146,640	562,261	442,046
Other operating expenses	2,081,292	2,046,914	5,299,241	6,019,345

Total selling, general and administrative expenses	$12,845,962	$9,202,873	$32,565,981	$28,208,753

17.	INTEREST EXPENSE

For the three and nine months ended March 31, 2011 and 2010, interest expense consisted of the following:

17.	INTEREST EXPENSE – Continued

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest on short-term bank borrowings and notes payable	$19,659	$33,907	$187,446	$190,215
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	96,393	-	1,029,487	-
Effective interest charge on Convertible Notes	438,376	347,793	986,842	347,793

Total interest expenses	$554,428	$381,700	$2,203,775	$538,008

18.	INCOME TAXES

For the three and nine months ended March 31, 2011 and 2010, income tax expense consisted of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
Current taxes	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$-	$-	$-	$-
PRC	897,458	585,135	3,523,145	2,193,931

Deferred taxes
United States	(274,959)	226,560	(778,776)	226,560
PRC	-	(836)	-	(1,336)
				-
Change in valuation allowance	274,959	(225,724)	778,776	(225,224)

Total income tax expenses	$897,458	$585,135	$3,523,145	$2,193,931

18.	INCOME TAXES

As of March 31, 2011, we incurred $1,908,432 of net operating losses carry forwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2029, if unutilized. we provided for a full valuation allowance against the deferred tax assets of $648,867 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC Tax

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

United States Tax

We are subject to income tax in the United States. No provision for income tax in the United States has been made as we had no taxable income for the three and nine months ended March 31, 2011 and 2010. The statutory tax rate is 34%.

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate and as follows for the three and nine months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

United States Tax at statutory rate	$1,218,153	$1,267,416	$5,359,032	$3,381,818
Foreign tax rate difference	(379,746)	(197,564)	(1,428,436)	(677,299)
Change in valuation allowance	274,959	(225,724)	778,776	(225,224)
Permanent difference	(159,222)	(258,993)	(454,508)	(285,364)
Other reconciling items	(56,687)	-	(731,719)	-

Income tax expense	$897,458	$585,135	$3,523,145	$2,193,931

18.	INCOME TAXES - Continued

Our deferred tax assets as of March 31, 2011 and June 30, 2010 are as follows:
	As of March 31, 2011	As of June 30, 2010
	(unaudited)
Deferred tax asset:
Net operating loss carry forward	$648,867	$308,406
Stock options and warrants	438,315	-

Total gross deferred tax asset	1,087,182	308,406
Less: valuation allowance	(1,087,182)	(308,406)

Net deferred tax asset	$-	$-

During the three months ended March 31, 2011 and 2010, the valuation allowance increased by $274,959 and decreased by $225,224, respectively. During the nine months ended March 31, 2011 and 2010, the valuation allowance increased by $778,776 and decreased by $225,224, respectively.

VAT

Certain of our revenues are subject to output VAT generally calculated at 6%, 13% and 17% of the selling price. Input credit relating to input VAT paid on purchases can be used to offset the output VAT.

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net value added tax paid	$3,001,042	$2,086,644	$8,262,278	$6,627,557

19.	COMMITMENTS AND CONTINGENCIES

As of May 2009, we entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of us. The total contract price is approximately $2,283,100 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work require for the clinical trial within 3 years.  As of March 31, 2011, we have paid $1,263,299 (RMB 8,300,000) and the remainder contract amount will be paid progressively in installments. The final payment will be paid upon obtaining new drug certification from the related government department.  There are no other foreseeable material commitments or contingencies as of March 31, 2011.

20.	SIGNIFICANT CONCENTRATIONS

(a)	Customer Concentrations

We do not have concentrations of business with any customer constituting greater than 10% of our gross sales for the three and nine months ended March 31, 2011 and 2010.

We have not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of our purchases of raw materials or other supplies:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shandong Yantai Medicine Procurement and Supply Station	18.8%	15.7%	18.6%	15.0%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	10.6%	*	11.3%	*
Anhui DeChang Pharmaceutical Co. Ltd.	*	15.0%	*	12.9%

* Constitutes less than 10% of the Company’s purchase.

21.	STATUTORY RESERVES

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors.  We had satisfied statutory reserve requirement by the first quarter of the fiscal year 2010, no further allocation to the statutory reserve is required.

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

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We obtained Drug Approval Numbers in China for 29 varieties of TCM products in 2004 and 14 varieties of TCM products in 2010. We currently produce 15 varieties of such products in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 15 products, 8 are prescription drugs and 7 are over-the-counter products.  Of our current products: (i) 5 have “exclusive” status, meaning that we are the only company that manufactures these products in China; (ii) 2 have Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the State Food and Drug Administration of China (“SFDA”), which gives us exclusive or near exclusive rights to manufacture and distribute these products, and (iii) 1 has received Chinese patent protection with a duration of 20 years.

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

Use of Non-GAAP Financial Measures

We make reference to financial measures (so called “Non-GAAP” measures) not complied in full accordance with generally accepted accounting principals (“GAAP”) in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely changes in fair value of our warrants, the accretion of beneficial conversion features on convertible notes, and option and stock-based compensation shown in the chart below, of $85,725 and $1,083,351 income for the three months ended March 31, 2011 and 2010, respectively, and $1,967,772 and $1,083,351 income for the nine months ended March 31, 2011 and 2010, respectively, due to the adoption of the Financial Accounting Standards Board’s (“FASB”) ASC 815 accounting standard as discussed in footnote 13 to the accompanying financial statements.

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

	Three Months Ended					Nine Months Ended
	March 31,					March 31,
					Increase					Increase
	2011		2010		(Decrease)	2011		2010		(Decrease)
Net income available to common shareholders -GAAP	$2,685,346		$3,142,558		$(457,212)	$12,238,716		$7,752,593		$4,486,123
Add back (subtract):
Change in fair value of warrants	(263,118	)(a)	(1,083,351	)(a)	820,233	(3,181,603	)(a)	(1,083,351	)(a)	(2,098,252)
Accretion of beneficial conversion features on convertible notes converted	96,393	(a)	-	(a)	96,393	1,029,487	(a)	-	(a)	1,029,487
Change in option and equity based compensation	81,000	(b)	-	(b)	81,000	184,344	(b)	-	(b)	184,344
Adjusted net income available to common shareholders -non-GAAP	$2,599,621		$2,059,207		$540,414	$10,270,944		$6,669,242		$3,601,702
Net income margins non-GAAP	11.7%		13.4%		(1.7)%	16.8%		14.5%		2.3%

Basic earning per share – GAAP	$0.15		$0.20		$(0.05)	$0.72		$0.48		$0.24
Add back (Subtract):
Change in fair value of warrants	(0.01	)(a)	(0.07	)(a)	0.05	(0.19	)(a)	(0.07	)(a)	(0.12)
Accretion of beneficial conversion features on convertible notes converted	0.01	(a)	0.00	(a)	0.01	0.06	(a)	0.00	(a)	0.06
Change in option and equity based compensation	0.00	(b)	0.00	(b)	0.00	0.01	(b)	0.00	(b)	0.01
Adjusted basic earning per share non-GAAP	$0.15		$0.13		$0.01	$0.60		$0.41		$0.19

Diluted earning per share-GAAP	$0.14		$0.16		$(0.02)	$0.59		$0.37		$0.22
Add back (Subtract):
Change in fair value of warrants	(0.01	)(a)	(0.05	)(a)	0.04	(0.14	)(a)	(0.05	)(a)	(0.09)
Accretion of beneficial conversion features on convertible notes converted	0.00	(a)	0.00	(a)	0.00	0.05	(a)	0.00	(a)	0.05
Change in option and equity based compensation	0.00	(b)	0.00	(b)	0.00	0.01	(b)	0.00	(b)	0.01
Adjusted diluted earning per share non-GAAP	$0.14	*	$0.11		$0.03 *	$0.50	*	$0.32		$0.18

Weighted average number of shares
Basic	17,544,163		16,078,472			16,988,489		16,193,659
Diluted	22,808,885		21,745,139			22,439,202		22,084,170

* Numbers may not add up due to rounding differences

(a)
We adopted the provisions of FASB accounting standard, ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 13).  As a result of these measurements, we recognized non-cash income of $263,118 and $3,181,603 for the three and nine months ended March 31, 2011, respectively, from changes in fair value for investor and agent warrants and non-cash expense of $96,393 and $1,029,487 for three and nine months ended March 31, 2011, respectively, from the accretion of beneficial conversion features on convertible notes.

(b)
We record stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires companies to measure compensation cost for consultants and stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, our expected volatility assumption is based on the historical volatility of our stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months and nine months ended March 31, 2011, we recognized $81,000 and $160,500 of restricted stock as compensation expense. For the three months and nine months ended March 31, 2011, we recognized $0 and $23,844, respectably as compensation expenses in connection with the issuance of stock options.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the nine months ended
	March 31		March 31
	2011	2010	2011	2010
Tongbi Capsules	27.4%	28.5%	27.4%	22.6%
Tongbi Tablets	14.2%	14.7%	14.8%	14.2%
Lung Nourishing Syrup	26.1%	27.6%	26.6%	25.2%
Others	32.3%	29.2%	31.2%	38.0%
Total	100.0%	100.0%	100.0%	100.0%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top three products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  Tongbi Capsules’ certificates expired in September 2009 and we filed an application for extending the protection period on March 12, 2009. The certificate will remain active while application is under review. Lung Nourishing Syrup received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027.

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

Price Control of Drugs by PRC Government

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by the Chinese government, China’s immense market, and our protected drugs, we are optimistic regarding our continuous growth potential for TCM in China.

Financial Highlights

▪
Net revenues for the three months ended March 31, 2011 increased 45% to $22.2 million compared to the same period in 2010.  Net revenues for the nine months ended March 31, 2011 increased 33% to $61.3 million compared to the same period in 2010.

o	Net revenues for the five new products introduced in April 2010 increased 9.4% for the three months ended March 31, 2011 compared to the previous quarter.

o
Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together represented 67.7% of our total net revenues for the three months ended March 31, 2011. During the quarter, we have added 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China currently selling the company's Lung Nourishing Syrup.

o	61% of net revenue was derived from sales of prescription products and 39% was from Over-the-Counter products for the three months ended March 31, 2011.

▪
Non-GAAP net income for the three months ended March 31, 2011 increased 26.2% to $2.6 million compared to the same period in 2010. GAAP Net income for the three months ended March 31, 2011 decreased 14.5% to $2.7 million compared to the same period in 2010 (See above Use of Non-GAAP Financial Measures).

o	Net income from operations increased 24.8% to $4.1 million this quarter compared to the same quarter last year

o
Net income margin decreased from 20.5% for the quarter ended March 31, 2010 to 12.1% this quarter. The decrease was mainly due to net decrease in certain non-cash gains such as fair value of our warrants this quarter and increase in selling related expenses, which could potentially increase our revenues in the near future.

o
Including in the net income was non-cash income of $263,118 and $1,083,351 for changes in fair value of warrants and non-cash charges for approximately $177,393 and $0 for restricted stocks and option base compensations as well as unamortized beneficial conversion for convertible notes this quarter compared to the same quarter last year

▪	Basic earnings per share increased to $0.72 and diluted earnings per share increased to $0.59 for the nine months ended March 31, 2011.

o	Non-GAAP diluted earnings per share increased 56% to $0.50 for the nine months ended March 31, 2011 compared to the same period in 2010.

o	Non-GAAP basic earnings per share increased 46% to $0.60 for the nine months ended March 31, 2011 compared to the same period in 2010.

▪	Including restricted cash, our total cash balance was $10.9 million and cash flow from operating activities was $9.0 million for the nine months ended March 31, 2011.

o	Total cash and cash equivalents decreased by $6.5 million at March 31, 2011 compared to June 30, 2010.

o
Major cash payments activities for the nine months ended March 31, 2011 included $7.1 million for the purchase of prepaid land use rights from the Shandong provincial government for future factory expansion, $7.2 million for the purchase of intangible assets, and repayment of short term bank loan of $4.5 million to China Construction Bank.

Operating Results

Comparison of the three months ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, in US dollars:

	For The Three Months Ended
	March 31,
				Percentage
				Increase
	2011	2010	Difference	(Decrease)

Net revenues	$22,153,412	$15,323,878	$6,829,534	44.6%

Cost of revenue	(5,213,548)	(2,841,385)	(2,372,163)	83.5%

Gross profit	16,939,864	12,482,493	4,457,371	35.7%

Selling, general, and administrative expenses	(12,845,962)	(9,202,873)	(3,643,089)	39.6%

Income from operations	4,093,901	3,279,620	814,281	24.8%

Total other income (expenses)	(511,097)	448,073	(959,170)	(214.1)%

Income before provision for income taxes	3,582,804	3,727,693	(144,889)	(3.9)%

Provision for income taxes	(897,458)	(585,135)	(312,323)	53.4%

Net income	$2,685,346	$3,142,558	$(457,212)	(14.5)%

The following table sets forth key components as a percentage of net revenue for the three months ended March 31, 2011 and 2010:

	For The Three Months Ended
	March 31,

	2011		2010

Net revenues	100.0%		100.0%

Cost of sales	(23.5	) %	(18.5)%

Gross profit	76.5%		81.5%

Selling, general, and administrative expenses	(58.0)%		(60.1)%

Income from operations	18.5%		21.4%

Total other income(expenses)	(2.3)%		2.9%

Income before provision for income taxes	16.2%		24.3%

Provision for income taxes	(4.1)%		(3.8)%

Net income	12.1%		20.5%

Net Revenues

Net revenues are comprised of sales of 15 traditional Chinese medicines in China. Net revenues for the three months ended March 31, 2011 increased by $6,829,534 or 44.6% to $22,153,412 as compared to $15,323,878 for the three months ended March 31, 2010.  This increase was primarily due to a net increase of 37.6% of revenues from our three lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together accounted for 68% of our total net revenues.  All of our lead products are listed for coverage and reimbursement under the national medical insurance program starting in December 2009.  The increase was also due to sales from five new products for approximately $1.4 million, or 5.6% of total net revenue for the three months ended March 31, 2011. There were no such net revenues for the three months ended March 31, 2010. The sale of our prescription drug products for the three months ended March 31, 2011 represented 61% for total net revenues compared to 60% from the same period in last year.   The increase in prescription sales was due to increases in sales from our two prescription drugs, Tongbi Capsules and Tongbi Tablets.

During the quarter, we have added 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China currently selling the company's Lung Nourishing Syrup. As a result, we now sell Lung Nourishing Syrup in approximately 1,600 level 2 hospitals and 36 drug store chains across China. We anticipate our overall net revenues will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor costs, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the three months ended March 31, 2011 was $5,213,548 as compared to $2,841,385 for the three months ended March 31, 2010, representing an increase of $2,372,163, or 83.5%. The increase in cost of revenues was mainly attributable to the increase in total costs of raw material, labor, and overhead associated with an increase in overall sales and five new products we introduced this year. We also experienced an increase in unit costs of raw material for two other products, Danqi Tablet and Anti-Flu Granules, in the quarter ended March 31, 2011 compared to the same quarter last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $16,939,864 for the three months ended March 31, 2011, compared to $12,482,493 for the same fiscal quarter in 2010, representing an increase of $4,457,371, or 35.7.  Our overall gross profit margins as a percentage of net revenues decreased by approximately 5.0% this fiscal quarter compared to the same quarter last year. The decrease in gross profit margin was principally due to lower gross profit margins from our five new products resulting from higher manufacturing costs and lower unit sales prices when introducing the 5 new products into the market.  The decrease of gross margin was also due to increase in unit costs of raw material for two of our products, Danqi Tablet s and Anti-Flu Granules. If we excluded gross profit for the five new products from our total gross profit this fiscal quarter, the total gross profit margin would be 81.2%, which was in line with gross profit margin of 81.5% for the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $3,643,089 to $12,845,962, for the three months ended March 31, 2011 compared to $9,202,873 for the same fiscal quarter end in 2010.  This increase was mainly attributable to an increase in advertising and promotional expenses for approximately $1,194,905, travel and accommodation expenses of $1,373,144, conference expenses of $530,366 and staff expenses of $358,294 during the quarter ended March 31, 2011 compared to the same fiscal quarter last year.  The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sale activities and new product promotions.  We believe that with additional expenses incurred this quarter in supporting our overall growth in sales will eventually expand our sale volumes for the year to come. As a result of our additional selling activities this quarter, we added 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China currently selling the company's Lung Nourishing Syrup. The percentage of selling, general, and administrative expenses to net revenues was 58.0% and 60.1% for the three months ended March 31, 2011 and 2010, respectively, representing a decrease of 3.5% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expense), changes in fair value of derivative instruments, non-operating income (expense), and amortization of deferred financing fees. Total other expenses were $511,097 for the quarter ended March 31, 2011 compared to total other income of $448,073 in the quarter ended March 31, 2010, an increase of other expenses for $959,170.  The increase was principally due to an increase in non-cash effective interest charges for $90,583, an increase of non-cash accretion of beneficial conversion features on convertible notes  for $96,393, and a decrease in non-cash gain in fair value of warrants of $820,232 for convertible notes in connection with our private placement on January 5, 2010.

Provision for Income Tax

Our provisions for income taxes for the three months ended March 31, 2011 and 2010 were $897,458 and $585,135, an increase of $312,323 or 53.4% from this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see Note 18 to the accompanying financial statements).

Net Income

We had net income of $2,685,346 for the three months ended March 31, 2011, as compared to net income of $3,142,558 for the three months ended March 31, 2010, a decrease of $457,212, or 14.5%. This translates into basic net income per common share of $0.15 and $0.20, and diluted net income per common share of $0.14 and $0.16, for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $4,457,371 offset by a decrease on gains for non-cash related activities such as changes in fair value of our warrants, accretion of beneficial conversion features on convertible notes, and option and stock-based compensation for a total of $997,626, an increase in selling, general and administrative expenses of $3,643,090, and an increase in tax provision of $312,323 this fiscal quarter compared to the same quarter in prior year.

Net income margin was 12.1% this fiscal quarter compared to 20.5% for the same fiscal quarter in last year, representing a decrease of 8.4%. The decrease in net income margin for the three months ended March 31, 2011 over the period in the last fiscal year was principally due to a decrease in net gains for non-cash related activities such as changes in fair value of our warrants, unamortized beneficial conversion features on convertible notes converted, and option and stock-based compensation for a total of $997,626. If we excluded such net gains, the net income margins would be 11.7% this fiscal quarter compared to 13.4% for the same quarter in last year.

We had a Non-GAAP net income of $2,599,621 for the three months ended March 31, 2011, as compared to Non-GAAP net income of $2,059,207 for the three months ended March 31, 2010, an increase in Non-GAAP net income of $540,414, or 26.2%. This translates to basic Non-GAAP net income per common share of $0.15 and $0.13, and Non-GAAP diluted net income per common share of $0.14 and $0.11, for the three months ended March 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures in Item 2)

Total other income included a non-cash gain on change in fair value of investor and agent warrants of $263,117 for the three months ended March 31, 2011 compared to a non-cash gain of $1,083,351 for the same period in 2010. Total other income this quarter was also comprised of non-cash charges for unamortized BCF on warrant discount of $96,393 for convertible notes in connection with our private placement on January 5, 2010.

Comparison of the nine months ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the nine months ended March 31, 2011 and 2010, in US dollars:

	For The Nine Months Ended
	March 31,
				Percentages
	2011	2010	Difference	Increase

Net revenues	$61,289,991	$46,072,455	$15,217,536	33.0%

Cost of revenues	(13,341,860)	(8,205,715)	(5,136,145)	62.6%

Gross profit	47,948,132	37,866,740	10,081,392	26.6%

Selling, general, and administrative expenses	(32,565,981)	(28,208,753)	(4,357,228)	15.4%

Income from operations	15,382,151	9,657,987	5,724,164	59.3%

Total other income (expenses)	379,710	288,537	91,173	31.6%

Income before provision for income taxes	15,761,860	9,946,524	5,815,336	58.5%

Provision for income taxes	(3,523,145)	(2,193,931)	(1,329,214)	60.6%

Net income	$12,238,716	$7,752,593	$4,486,123	57.9%

The following table sets forth key components as a percentage of net revenue for the nine months ended March 31, 2011 and 2010:

	For The nine Months Ended
	March 31,
	2011	2010

Net revenues	100.0%	100.0%

Cost of sales	(21.8)%	(17.8)%

Gross profit	78.2%	82.2%

Selling, general, and administrative expenses	(53.1)%	(61.2)%

Income from operations	25.1%	21.0%

Total other income(expenses)	0.6%	0.6%

Income before provision for income taxes	25.7%	21.6%

Provision for income taxes	(5.7)%	(4.8)%

Net income	20.0%	16.8%

Net Revenues

Net revenues are comprised of sales of 15 traditional Chinese medicines in China. Net revenues for the nine months ended March 31, 2011 increased by $15,217,536 or 33.0% to $61,289,991 as compared to $46,072,455 for the nine months ended March 31, 2010.  This increase was primarily due to a net increase of 37.1% in revenues from our three lead products, Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, which together accounted for over 68.5% of our total net revenues.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The increase was also due to sales from five new products for approximately $3.4 million, or 5.6% of total net revenue for the nine months ended March 31, 2011. There was no such revenue for the nine months ended March 2010. The sale of our prescription drug products for the nine months ended March 31, 2011 represented 60.9% of total net revenue compared to 59.4% for the same period in last year.   The increase in prescription sales was due to increases in sales from our two prescription drugs, Tongbi Capsules and Tongbi Tablets.

During the fiscal quarter ended March 31, 2011, we added 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China currently selling the company's Lung Nourishing Syrup. As a result, we now sell Lung Nourishing Syrup in approximately 1,600 level 2 hospitals and 36 drug store chains across China. We anticipate our overall net revenues will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to the Company’s revenues.  Our cost of revenues for the nine months ended March 31, 2011 was $13,341,860 as compared to $8,205,715 for the nine months ended March 31, 2010, representing an increase of $5,136,145, or 62.6%. The increase in cost of revenues was mainly attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales and five new products we introduced this year as well as an increase in unit costs of raw material for two other products, Danqi Tablet and Anti-Flu Granules, for the nine months ended March 31, 2011 compared to the same periods in last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $47,948,132 for the nine months ended March 31, 2011, compared to $37,866,740 for the same periods in 2010, representing an increase of $10,081,392, or 26.6%, over the same periods of fiscal year 2010.  Our overall gross profit margins as a percentage of net revenues decreased by approximately 4.0% this fiscal year to date compared to the same periods last year. The decrease of gross profit margin was principally due to lower gross profit margins from our five new products resulting from higher manufacturing costs and lower unit sales prices when introducing the 5 new products into the market.  The decrease of gross margin was also due to increase in unit costs of raw material for two of our products, Danqi Tablet s and Anti-Flu Granules. If we excluded gross profit for the five new products from the total gross profit for the nine months ended March 31, 2010, the gross profit margin would be 82.4%, which was in line with gross profit margin of 82.2% for the nine months ended March 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $4,357,228 to $32,565,981, for the nine months ended March 31, 2011 compared to $28,208,753 for the same fiscal periods end in 2010.  This increase was mainly attributable to an increase in advertising and promotion expenses of approximately $1,729,183 and travel and accommodation expenses for $2,334,709 in the quarter ended March 31, 2011 compared to the same fiscal quarter last year.  The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions.  The percentage of selling, general, and administrative expenses to net revenues was 53.1% and 61.2% for the nine months ended March 31, 2011 and 2010, respectively, representing a decrease of 8.1% as a percentage of net revenues as we continue to improve operating margins by leveraging fixed cost infrastructure and increasing capacity utilization. The overall increase in sales activities year to date, including the addition of 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China in this quarter, will eventually expand our sales volumes for the year to come.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expense), changes in fair value of derivative instruments, non-operating income (expense), and amortization of deferred financing fees. Total other income was $379,710 for the nine months ended March 31, 2011 compared to total other income of $288,537 for the period ended March 31, 2010, an increase of $91,173.  The increase in other income was principally due to an increase in amortization of deferred financing fees of approximately $483,000, an increase of non-cash accretion of beneficial conversion features on convertible notes converted and effective interest charges of $1,666,000 offset by an increase in non-cash gain in fair value of warrants for $2,098,000 for convertible notes in connection with our private placement on January 5, 2010.

Provision for Income Tax

Our provisions for income taxes for the nine months ended March 31, 2011 and 2010 were $3,523,145 and $2,193,931, an increase of $1,329,214 or 60.6% from this fiscal year to date over the same period in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had a net income of $12,238,716 for the nine months ended March 31, 2011, as compared to net income of $7,752,593 for the nine months ended March 31, 2010, an increase in net income of $4,486,123, or 57.9%. This translates into basic net income per common share of $0.72 and $0.48, and diluted net income per common share of $0.59 and $0.37, for the nine months ended March 31, 2011 and 2010, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $10,081,391 offset by an increase in selling, general and administrative expenses of $4,357,227 and an increase in the tax provision of $1,329,214 this fiscal year to date compared to the same period in prior year.

Net income margin was 20.0% for the nine months ended March 31, 2011 compared to 16.8% for the same period last year, an increase of 3.2%. The increase in net income margin for the nine months ended March 31, 2011 over the period in the previous fiscal year was principally due to an increase in net gains on non-cash related activities such as changes in fair value of our warrants, accretion of beneficial conversion features on convertible notes converted, and option and stock-based compensation for a total of $884,421. If we excluded such net gains, the net income margin would be 16.8% this fiscal year to date compared to 14.5% for the same period in last year.

We had Non-GAAP net income of $10,270,944 for the nine months ended March 31, 2011, as compared to Non-GAAP net income of $6,669,242 for the nine months ended March 31, 2010, an increase in Non-GAAP net income of $3,601,702, or 54.0%. This translates into basic Non-GAAP net income per common share of $0.60 and $0.41, and Non-GAAP diluted net income per common share of $0.50 and $0.32, for the nine months ended March 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures in Item 2)

Total other income included a non-cash gain on change in fair value of investor and agent warrants of $3,181,603 for the nine months ended March 31, 2011 compared to $1,083,351 for the same period in 2010.

Total other income for the nine months ended March 31, 2011 also comprised of non-cash charges for unamortized BCF on warrant discount of $1,029,487 for convertible notes in connection with our private placement on January 5, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2011, we had cash and cash equivalents of $10,665,517 and restricted cash of $220,043, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements
	For the nine months ended
	March 31
	2011	2010
Net cash provided by operating activities	$9,016,541	$4,144,506
Net cash (used in) investing activities	(14,307,391)	(280,804)
Net cash provided by (used in) financing activities	(1,668,927)	8,951,153
Effect of foreign currency translation on cash and cash equivalents	476,212	266,544
Net (decrease) increase in cash and cash equivalent	$(6,483,565)	$13,081,399

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants.   The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarter s. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company ’ s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.

Effective as of June 30, 2010, we entered into an Amendment and Agreement (which we refer to herein as the Amendment) with the representative of the investors, pursuant to which we and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions i n the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate ha s been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  Effective March 30, 2011, we and the representative of the investors agreed to terminate the Amendment.  This termination took place because, after further study, we concluded that the original purpose of the Amendment (to mitigate the impact of certain non-cash embedded derivative liabilities associated with the Notes and Warrants) would not be achieved.  Therefore, we determined and agreed with the representative of the investors to terminate the Amendment and to thereby restore the Notes, Warrants and warrants issued to the placement agents in offering to their original terms.

Comparison of Nine Months Ended March 31, 2011 and 2010

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $9,016,541 for the nine months ended March 31, 2011 as compared to net cash provided by operating activities of $4,144,506 for the nine months ended March 31, 2010. The increase in net cash provided by operating activities was primarily due to increases in net income and other payable balances offset by increases in accounts receivable and inventory balances. We expect our cash flow from operating activities to maintain at positive flow due to strong support of TCM products from the Chinese government in that a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities

Net cash used in investing activities was $14,307,391 for the nine months ended March 31, 2011 and $280,804 for the nine months ended March 31, 2010.  The increase in cash used in investing activities was due to our cash payment of approximately $7.1 million for the purchase of leased land use rights from the Shandong provincial government in January 2010. The aggregate purchase price is approximately $14,839,957 (RMB 97,500,000).  The increase in cash used in investing activities was also due to cash payment of $7,186,059 for purchase of 14 State approved TCM formulas.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities totaled $1,668,927 for the nine months ended March 31, 2011 as compared to net cash provided by financing activities of $8,951,153 for the same period in 2010. The reason for the decrease in cash provided by financing activities was due to net cash received of $10.4 million from convertible notes issued in connection with our private placement on January 5, 2010.

Cash Position

As of March 31, 2011, we had cash of $10,665,517 as compared to $17,149,082 as of June 30, 2010, a decrease of $6,483,565. This decrease was due primarily to increase in cash from operating activities of approximately $9.0 million and cash receipt of approximately $1.9 million from restricted shares issued to Chinese investors offset by cash payment of approximately $7.1 million for the purchase of leased land use rights from the Shandong provincial government, cash payment of $7.1 million for 14 State approved TCM formulas and cash payment of $4.5 million for short term bank loan.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, we consider our use of estimates, account receivables, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three and nine months ended March 31, 2011.

Recent Accounting Pronouncements Adopted

See Note 3 to the accompanying condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to the accompanying condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 years	5 Years+
Contractual Obligations:
Bank loans	$905,618	$905,618	$-	$-	$-
Research and development	1,019,771	-	1,019,771	-	-
Convertible notes	10,500,000	10,500,000	-	-	-
Raw material purchase obligations *	1,433,944	1,433,944	-	-	-

Total Contractual Obligations:	$13,859,333	$12,839,562	$1,019,771	$-	$-

*	Various raw material purchase contracts, contractual obligation fulfilled in April 2011.

Other than discussed above, there are no other foreseeable material commitments or contingencies as of March 31, 2011.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the nine months ended March 31, 2011. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder ’ s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to   an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bohai Pharmaceuticals Group, Inc.

May 16, 2011	By:	/s/ Hongwei Qu
Hongwei Qu
Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ Gene Hsiao
Gene Hsiao
Chief Financial Officer
(Principal Accounting Officer)