Form 10-K/A
period 2010-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2011-09-21
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ending June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________    to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0697405
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒ .

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K (the “Original 10-K”) for the fiscal year ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original Filing Date”).

As disclosed in the Footnote No. 3 to the financial statements included within this Amendment No. 1, the financial statements and the corresponding footnotes in the Original 10-K (together with corresponding disclosure in Part II, Item 7., Management’s Discussion and Analysis or Plan of Operation) are being restated solely in order to properly recognize certain non-cash deferred tax charges related to the Company’s pharmaceutical formulas as an intangible indefinite asset which the Company did not previously recognize.  For additional information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original 10-K, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

Readers are cautioned that information contained in this Amendment No. 1 is only current as of the Original Filing Date; therefore, to obtain more current information regarding the Company, readers are advised to review the Company’s subsequent filings with the SEC.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original 10-K, have been re-executed and re-filed as of the date of this Amendment.

Bohai Pharmaceuticals Group, Inc.

Amendment No. 1 to Annual Report on Form 10-K for the
Fiscal Year Ended June 30, 2010

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward Looking Statements		-i-
Part II
Item 7.	Management’s Discussion and Analysis or Plan of Operation.	1
Part IV
Index to Consolidated Financial Statements		F-1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

Operating Results

The following table sets forth key components of our results of operations for the periods indicated:

	For The Year Ended
	June 30
				Percentage
	2010	2009	Increase	Increase
	restated	restated
Net revenues	$59,264,724	$49,348,614	$9,916,110	20.1%

Cost of revenues	10,164,853	7,975,267	2,189,586	27.5%

Gross profit	49,099,871	41,373,347	7,726,524	18.7%

Selling, general, and administrative expenses	36,253,075	31,347,139	4,905,936	15.7%

Income from operations	12,846,796	10,026,208	2,820,588	28.1%

Total other income (expenses)	(385,315)	(171,323)	(213,992)	124.9%

Income before provision for income taxes	12,461,481	9,854,885	2,606,596	26.4%

Provision for income taxes	3,404,509	2,337,479	1,067,030	45.7%

Net income	$9,056,972	$7,517,406	$1,539,566	20.5%

	For The Year Ended
	June 30

	2010	2009

Net revenues	100.0%	100.0%

Cost of revenues	17.2%	16.2%

Gross profit	82.8%	83.8%

Selling, general, and administrative expenses	61.2%	63.5%

Income from operations	21.7%	20.3%

Total other income(expenses)	(0.7)%	(0.3)%

Income before provision for income taxes	21.0%	20.0%

Provision for income taxes	5.8%	4.8%

Net income	15.3%	15.3%

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

Provision for Income Tax

Our provisions for income taxes for the twelve months ended June 30, 2010 and 2009 were $3,404,509 and $2,337,479, an increase of $1,067,030 or 45.7% from year to year. The increase in income tax this fiscal year over prior fiscal year was principally due to increase in income available for Chinese tax and the deferred tax provision on the temporary difference relating to amortization expense deduction on the indefinite lives intangible asset taken for PRC tax purposes.

Net Income

We had a net income of $9,056,972 for the twelve months ended June 30, 2010, as compared to net income of $7,517,406 for the twelve months ended June 30, 2009, an increase in net income of $1,539,566, or 20.5%.  The increase in net income was primarily attributable to increase in total gross profit of $7,726,524 and offset by increase in advertising expenses and other operating expense of $5,119,929 and tax provision of $1,066,304 this fiscal year compared to prior fiscal year.

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

Part IV

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Equity Holders of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. (“the Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

PARKER RANDALL CF

Parker Randall CF (H.K.) CPA Limited Certified Public Accountant Hong Kong

September 28, 2010
Except for Note (3, 11, 17) to the Consolidated Financial Statements as at September 14, 2011

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

		As of	As of
		June 30,	June 30,
	Notes	2010	2009
		restated	restated
ASSETS
Current assets
Cash and cash equivalents		$17,149,082	$2,494,166
Restricted cash		576,019	-
Accounts receivable		10,409,527	11,070,129
Other receivables and prepayments	4	1,449,590	3,493,800
Amount due from equity holder	5	40,160	1,465,000
Inventories	6	748,422	307,834

Total current assets		30,372,801	18,830,929

Non-current assets
Property, plant and equipment, net	8	7,895,042	8,149,279
Prepayment for land use right		7,343,654	-
Intangible assets	7	17,342,772	17,298,720
Deferred fees on convertible notes	14	1,562,617	-

Total non-current assets		34,144,085	25,447,999

TOTAL ASSETS		$64,516,886	$44,278,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	9	$4,398,849	$5,860,000
Accounts payable		741,621	971,208
Other accrued liabilities	12	2,984,988	2,835,672
Income taxes payable	17	700,326	677,666

Total current liabilities		8,825,784	10,344,546

Non-current liabilities
Deferred tax liabilities		2,309,321	1,869,924
Derivative liabilities - investor and agent warrants	13	5,481,928	-
Convertible note, net of discount	13	124,820	-

Total non-current liabilities		7,916,069	1,869,924

TOTAL LIABILITIES		16,741,852	12,214,470

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,500,000 and 13,163,000 shares issued and outstanding as of June 30, 2010 and 2009, respectively	10	16,500	13,163
Additional paid-in capital	10	15,317,621	8,794,838
Accumulated other comprehensive income		460,577	333,100
Statutory reserves	20	2,201,817	2,201,811
Retained earnings		29,778,519	20,721,547

Total stockholders' equity		47,775,034	32,064,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$64,516,886	$44,278,928

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

		For The Year Ended
		June 30,
	Notes	2010	2009
		restated	restated
Net revenues		$59,264,724	$49,348,614

Cost of revenues		10,164,853	7,975,267

Gross profit		49,099,871	41,373,347

Selling, general and administrative expenses	15	36,253,075	31,347,139

Income from operations		12,846,796	10,026,208

Other incomes (expenses)
Other income		152,330	49,447
Amortization of deferred financing fees		(510,717)	-
Interest expenses	16	(926,235)	(184,404)
Other expense		(25,756)	(36,366)
Change in fair value of derivative liabilities		925,063	-

Total other income (expenses)		(385,315)	(171,323)

Income before provision for income taxes		12,461,481	9,854,885

Provision for income taxes	17	(3,404,509)	(2,337,479)

Net income		$9,056,972	$7,517,406

Comprehensive income:
Net income		$9,056,972	$7,517,406
Other comprehensive income
Unrealized foreign currency translation gain		127,477	99,503
Comprehensive income		$9,184,449	$7,616,909

Earnings per common share
Basic		$0.62	$0.57
Diluted		$0.55	$0.57

Weighted average common shares outstanding
Basic		14,722,055	13,162,500
Diluted		17,569,315	13,162,500

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

				Accumulated
	Common Stock		Additional	other
	Shares		Paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	Capital	income	reserves	earnings	Total

Balance at June 30, 2008 – as reported	13,162,500	$13,163	$8,794,838	$384,698	$1,464,861	$15,222,690	$25,880,250

Cumulative effect of prior period adjustment – June 30, 2008	-	-	-	(151,101)		(1,281,599)	(1,432,700)
Net income for the year	-	-	-	-	736,950	6,780,456	7,517,406
Foreign currency translation adjustment	-	-	-	99,503	-	-	99,503

Balance at June 30, 2009 - restated	13,162,500	13,163	8,794,838	333,100	2,201,811	20,721,547	32,064,458

Recapitalization	3,087,500	3,088	419,366	-	-	-	422,454
Beneficial conversion feature on convertible notes	-	-	6,175,462	-	-	-	6,175,462
Conversion of convertible notes on additional paid-in capital adjustments	250,000	250	(250)	-	-	-	-
Conversion of convertible notes credits on carrying amount and deferred fees	-	-	(71,795)	-	-	-	(71,795)
Net income for the year	-	-	-	-	6	9,056,972	9,056,978
Foreign currency translation	-	-	-	127,477	-	-	127,477

Balance, June 30, 2010 - restated	16,500,000	$16,500	$15,317,621	$460,577	$2,201,817	$29,778,519	$47,775,034

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	For The Year Ended
	June 30
	2010	2009
	restated	restated
Cash flows from operating activities
Net income	$9,056,972	$7,517,406
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	310,551	302,762
Loss on disposals of property, plant and equipment	10,589	31,630
Amortization of deferred fees on convertible notes	510,716	-
Interest expense on convertible notes	132,146	-
Change in fair value of warrants	(925,063)	-
Deferred income tax provision	431,220	430,494

Changes in assets and liabilities
(Increase)/decrease in accounts receivable	685,854	(2,151,920)
(Increase)/decrease in other receivables and prepayments	1,994,621	(2,436,718)
(Increase)/decrease in inventories	(437,998)	741,357
(Decrease)/increase in amount due from equity holder	1,462,700	(1,465,000)
(Decrease)/increase in accounts payable	(231,107)	(2,094,181)
(Decrease)/increase in other payable	(99,884)	-
(Decrease)/increase in accrued liabilities	292,454	(2,468,368)
(Decrease)/increase in income taxes payable	20,849	79,476

Net cash (used in)/provided by operating activities	13,214,620	(1,513,062)

Cash flows from investing activities
Purchases of property, plant and equipment	(47,279)	(803,643)
Proceeds from disposals of property, plant and equipment	-	14,650
Purchase of leased land use rights	(7,313,502)	-

Net cash used in investing activities	(7,360,781)	(788,993)

Cash flows from financing activities
Cash fees on placement agent and other financing costs	(1,570,000)	-
Proceeds of convertible promissory notes	12,000,000	-
Proceeds of borrowings	6,574,838	5,860,000
Repayment of borrowings	(8,044,852)	(1,896,700)
Advanced to related party	(51,926)	-
Advanced from related party	11,980	-
Restricted cash	(163,981)	-

Net cash provided by financing activities	8,756,059	3,963,300

Effect of foreign currency translation on cash and cash equivalents	45,018	3,871

Net increase in cash and cash equivalents	14,654,916	1,665,116

Cash and cash equivalents at beginning of year	2,494,166	829,050

Cash and cash equivalents at end of year	$17,149,082	$2,494,166

Cash paid during the year for
Interest paid	$342,517	$288,307
Income taxes paid	$2,952,441	$1,829,969

Supplemental cash flow information:
Interest paid on convertible notes	$226,667	$-
Placement agent warrants issued	$582,454	$-

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

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatements

Since 2005, the Company has not amortized its indefinite-lived drug formula for financial reporting purposes in accordance with US GAAP but did amortize these drug formulas for tax purposes, resulting in a difference for financial reporting purposes and tax purposes in the basis of these intangible assets. Upon a further study by the Company of the deferred tax liability issues, the Company concluded that although the tax effect of such amortization may be delayed indefinitely, the ability to do so is not a factor in the determination of whether a temporary difference exists. ASC 740-10-55-63 addresses this issue and states that “deferred tax liabilities may not be eliminated or reduced because an entity may be able to delay the settlement of those liabilities by delaying the events that would cause taxable temporary differences to reverse.” Accordingly, the Company has determined that a non-cash deferred tax liability should be recognized.

The Company’s consolidated financial statements as of and for the years ended June 30, 2010 and 2009 are being restated as follows:

	For the year ended		For the year ended
Consolidated Statements of Income:	June 30, 2010		June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Income before provision for income taxes	$12,461,481	$12,461,481	$9,854,885	$9,854,885
Provision for income taxes	(2,973,289)	(3,404,509)	(1,906,985)	(2,337,479)
Net income	$9,488,192	$9,056,972	$7,947,900	$7,517,406

Comprehensive Income:
Net income	$9,488,192	$9,056,972	$7,947,900	$7,517,406
Unrealized foreign currency translation gain (loss)	135,653	127,477	106,233	99,503
Comprehensive Income:	$9,623,845	$9,184,449	$8,054,133	$7,616,909

Earnings per share – basic	$0.64	$0.62	$0.60	$0.57
Earnings per share – diluted	$0.57	$0.55	$0.60	$0.57

Consolidated Balance Sheets:	As of June 30, 2010		As of June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Deferred tax liabilities	$-	$2,309,321	$-	$1,869,924
Total liabilities	14,432,532	16,741,852	10,344,546	12,214,470

Accumulated other comprehensive income	626,584	460,577	490,931	333,100
Retained earning	31,921,832	29,778,519	22,433,640	20,721,547
Total shareholders’ equity	$50,084,354	$47,775,034	$33,934,383	$32,064,458

	Year Ended		Year Ended
Consolidated Statements of Cash Flows:	June 30, 2010		June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Net income	$9,488,192	$9,056,972	$7,947,900	$7,517,406
Deferred tax liabilities	-	431,220	-	430,494
Net cash provided by (used in) operating activities	$13,214,620	$13,214,620	$(1,513,062)	$(1,513,062)

The Company’s restated consolidated financial statements as of and for the nine months ended March 31, 2010 and 2009 have been restated as follows

	For the three months ended		For the nine months ended
Consolidated Statements of Income:	March 31, 2010		March 31, 2010
	As previously reported	As restated	As previously reported	As restated
Income before provision for income taxes	$3,727,693	$3,727,693	$9,946,524	$9,946,524
Provision for income taxes	(585,135)	(692,950)	(2,193,931)	(2,517,901)
Net income	$3,142,558	$3,034,743	$7,752,593	$7,428,623

Comprehensive Income:
Net income	$3,142,558	$3,034,743	$7,752,593	$7,428,623
Unrealized foreign currency translation gain (loss)	(157,384)	(159,418)	(108,823)	(114,400)
Comprehensive Income:	$2,985,174	$2,875,325	$7,643,770	$7,314,223

Earnings per share – basic	$0.20	$0.19	$0.48	$0.46
Earnings per share – diluted	$0.16	$0.16	$0.37	$0.35

	For the three months ended		For the nine months ended
Consolidated Statements of Income:	March 31, 2009		March 31, 2009
	As previously reported	As restated	As previously reported	As restated
Income before provision for income taxes	$2,528,403	$2,528,403	$7,437,907	$7,437,907
Provision for income taxes	(423,569)	(531,193)	(1,224,833)	(1,547,704)
Net income	$2,104,834	$1,997,210	$6,213,074	$5,890,203

Comprehensive Income:
Net income	$2,104,834	$1,997,210	$6,213,074	$5,890,203
Unrealized foreign currency translation gain (loss)	(157,384)	(159,067)	(108,823)	(113,871)
Comprehensive Income:	$1,947,450	$1,838,144	$6,104,251	$5,776,333

Earnings per share – basic	$0.16	$0.15	$0.47	$0.45
Earnings per share – diluted	$0.16	$0.15	$0.47	$0.45

	As of		As of
Consolidated Balance Sheets:	March 31, 2010		June 30, 2010
	As previously reported	As restated	As previously reported	As restated
Deferred tax liabilities	$-	$2,199,471	$-	$2,309,321
Total liabilities	13,999,091	16,198,562	14,432,532	16,741,853

Accumulated other comprehensive income	382,108	218,145	626,584	460,577
Retained earning	29,402,584	27,367,076	31,921,832	29,778,519
Total shareholders’ equity	$48,164,745	$45,965,274	$50,084,354	$47,775,034

	For the nine months ended
Consolidated Statements of Cash Flows:	March 31, 2009
	As previously reported	As restated
Net income	$6,213,074	$5,890,203
Deferred income tax provision	-	322,871
Net cash provided by operating activities	$818,523	$818,523

	For the nine months ended
Consolidated Statements of Cash Flows:	March 31, 2010
	As previously reported	As restated
Net income	$7,752,593	$7,428,623
Deferred income tax provision	-	323,970
Net cash provided by operating activities	$4,144,506	$4,144,506

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

As of June 30, 2010, the particulars of the Company’s subsidiaries and VIEs are as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued Capital (US Dollars)
Chance High International Limited	British Virgin Islands	July 2, 2009	100%	$50,000
Yantai Shencaojishi Pharmaceuticals Co., Ltd.	People’s Republic of China	November 25, 2009	100%	$9,500,000
Yantai Bohai Pharmaceuticals	People’s Republic	July 8, 2004	*	$2,918,000
Group Co., Ltd.	of China			(RMB20,000,000)

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

	As of	As of
	June 30,	June 30,
	2010	2009
	restated	restated
Net income from continuing operating available common stockholders	$9,056,972	$7,517,406
Effective Interest charge on convertible note	588,811	-
Net income for diluted earnings per common share	$9,645,783	$7,517,406

	As of	As of
	June 30,	June 30,
	2010	2009
Basic weighted average common stocks outstanding	14,722,055	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & re-purchases	-	-
Common shares if converted form Convertible Debt	2,847,260	-
Diluted weighted average for common stocks outstanding	17,569,315	13,162,500

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

	As of	As of
	June 30,	June 30,
	2010	2009

Deferred fees, beginning balance on January 5, 2010	$2,152,454	$-
Transferred to equity on conversion	(79,120)	-
Amortization of deferred fees	(510,717)	-

Deferred fee, ending balance	$1,562,617	$-

15.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the years ended June 30, 2010 and 2009 are consisted, of the followings:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009

Accommodation	$4,215,298	$5,151,876
Advertising and promotion	13,237,648	10,959,424
Audit fee	40,073	8,937
Commissions	4,092,716	1,419,478
Conferences	4,010,143	5,089,283
Depreciation	37,726	20,514
Staff costs	2,034,566	1,536,496
Travel	2,264,489	2,755,259
Research and development cost	440,931	293,000
Other operating expenses	5,879,485	4,112,872

Total selling, general and administrative expense	$36,253,075	$31,347,139

16.	INTEREST EXPENSES

	Year ended	Year ended
	June 30,	June 30,
	2010	2009

Interest on short-term bank borrowings wholly repayable within one year	$337,424	$184,404
Effective interest charge on Convertible Notes	588,811	-
Total interest expenses	$926,235	$184,404

17.	INCOME TAXES

For the years ended June 30, 2010 and 2009, income tax expense consisted of the following:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009
	restated	restated
Current taxes
United States	$-	$-
PRC	2,973,289	1,906,985

Deferred taxes
United States	(308,406)	(15,411)
PRC	431,220	430,494

Change in valuation allowance	308,406	15,411

Total income tax expenses	$3,404,509	$2,337,479

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended June 30, 2010 and 2009:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009
	restated	restated
United States Tax at statutory rate	$4,236,906	$3,350,661
Foreign tax rate difference	(1,199,091)	(891,019)
Net operating loss carry forward	292,995	15,411
Additional income tax expense resulted from prior year’s tax assessment	81,567	-
Permanent difference	(7,868)	(137,574)
Income tax expense	$3,404,509	$2,337,479

The Company’s deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30,
	2010	2009
	restated	restated
Deferred tax asset:
Net operating loss carry forward	$308,406	$15,411
Total gross deferred tax asset	308,406	15,411
Less: valuation allowance	(308,406)	(15,411)
Net deferred tax asset	$-	$-

Deferred tax liability:
Indefinite lives intangible assets	$2,309,321	$1,869,924

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of September, 2011.

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

Signature	Title	Date

/s/ Hongwei Qu
Hongwei Qu	Chief Executive Officer and Chairman	September 21, 2011

/s/ Chengde Wang	Director	September 21, 2011
Chengde Wang

/s/ Thomas Tan	Director	September 21, 2011
Thomas Tan

/s/ Adam Wasserman	Director	September 21, 2011
Adam Wasserman

/s/ Gene Hsiao	Director	September 21, 2011
Gene Hsiao