Form 10-Q/A
period 2010-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2011-09-21
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0697405 (I.R.S. Employer Identification No.)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of principal executive offices)	(Zip Code)

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

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarterly period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2011 (the “Original Filing Date”).

As disclosed in the Footnote No. 3 to the financial statements included within this Amendment No. 1, the financial statements and the corresponding footnotes in the Form 10-Q are being restated solely in order to properly recognize certain non-cash deferred tax charges related to the Company’s pharmaceutical formulas as an intangible indefinite asset which the Company did not previously recognize. For additional information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2011.

Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original 10-Q, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q.

Readers are cautioned that information contained in this Amendment No. 1 is only current as of the Original Filing Date; therefore, to obtain more current information regarding the Company, readers are advised to review the Company’s subsequent filings with the SEC.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original 10-Q, have been re-executed and re-filed as of the date of this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2010 (the “2010 10-K”).  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

		As of
		September 30,
		2010	As of
		(unaudited)	June 30,
	Notes	restated	2010
ASSETS
Current assets
Cash and cash equivalents		$15,540,245	$17,149,082
Restricted cash		188,528	576,019
Accounts receivable		12,029,884	10,409,527
Other receivables and prepayments	4	2,049,433	1,449,590
Amount due from equity holder	5	-	40,160
Inventories	6	1,696,434	748,422

Total current assets		31,504,524	30,372,801

Non-current assets
Property, plant and equipment, net	8	7,936,156	7,895,042
Prepayment for land use right		12,266,165	7,343,654
Intangible assets	7	17,628,880	17,342,772
Deferred fees on convertible notes	14	1,286,369	1,562,617

Total non-current assets		39,117,570	34,144,085

TOTAL ASSETS		$70,622,094	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	9	$4,471,417	$4,398,849
Accounts payable		1,766,965	741,621
Other accrued liabilities	12	3,419,558	2,984,988
Amount due to equity holder		11,980	-
Income taxes payable	17	1,101,718	700,326

Total current liabilities		10,771,638	8,825,784

Non-current liabilities
Deferred tax liabilities – intangible assets		2,347,418	2,309,321
Derivative liabilities - investor and agent warrants	13	5,512,482	5,481,928
Convertible note, net of discount	13	149,560	124,820

Total non-current liabilities		8,009,460	7,916,069

TOTAL LIABILITIES		18,781,098	16,741,852

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,576,200 and 16,500,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	10	16,576	16,500
Additional paid-in capital	10	15,482,662	15,317,621
Accumulated other comprehensive income		1,348,947	460,577
Statutory reserves	20	2,201,817	2,201,817
Retained earnings		32,790,994	29,778,519

Total stockholders’ equity		51,840,997	47,775,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$70,622,094	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

		For The Three Months Ended
		September 30,
	Notes	2010	2009
		restated	restated

Net revenues		$17,029,648	$13,954,604

Cost of revenues		(3,447,266)	(2,217,604)

Gross profit		13,582,382	11,737,000

Selling, general and administrative expenses	15	(8,614,758)	(9,174,693)

Income from operations		4,967,624	2,562,307

Other incomes (expenses)
Other income		14,208	69,072
Amortization of deferred financing fees		(259,965)	-
Interest expense	16	(494,039)	(148,395)
Other expense		(3,115)	(5,269)
Change in fair value of derivative liabilities		(30,554)	-

Total other income (expenses)		(773,465)	(84,592)

Income before provision for income taxes		4,194,159	2,477,715

Provision for income taxes	17	(1,181,684)	(663,529)

Net income		$3,012,475	$1,814,186

Comprehensive income:
Net income		$3,012,475	$1,814,186
Other comprehensive income
Unrealized foreign currency translation gain (loss)		888,370	(49,377)
Comprehensive income		$3,900,845	$1,764,809

Earnings per common share
Basic	11	$0.18	$0.14
Diluted		$0.15	$0.14

Weighted average common shares outstanding
Basic	11	16,506,626	13,162,500
Diluted		22,250,104	13,162,500

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

				Accumulated
	Common Stock		Additional	other
	Shares		Paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	Capital	income	reserves	earnings	Total

Balance, June 30, 2010 -restated	16,500,000	$16,500	$15,317,621	$460,577	$2,201,817	$29,778,519	$47,775,034
Stock based compensation	-	-	29,000	-	-	-	29,000
Conversion of convertible notes	76,200	76	136,041	-	-	-	136,117
Net income for the period	-	-	-	-	-	3,012,475	3,012,475
Foreign currency translation	-	-	-	888,370	-	-	888,370

Balance, September 30, 2010 - restated	16,576,200	$16,576	$15,482,662	$1,348,947	$2,201,817	$32,790,994	$51,840,997

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For The Three Months Ended
	September 30,
	2010	2009
		restated
Cash flows from operating activities
Net income	$3,012,475	$1,814,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	85,701	83,723
Loss on disposals of property, plant and equipment	1,879	6,602
Accretion of beneficial conversion feature	147,423	-
Amortization of deferred fees on convertible notes	259,965	-
Interest expense on convertible notes	29,717	-
Change in fair value of warrants	30,554	-
Stock based compensation	29,000	-
Deferred income tax provision	-	108,055

Changes in assets and liabilities
(Increase)/decrease in accounts receivable	(1,431,498)	131,768
(Increase)/decrease in other receivables and prepayments	(589,373)	460,384
(Increase)/decrease in inventories	(924,319)	(130,794)
(Decrease)/increase in accounts payable	1,000,823	(123,643)
Increase in accrued liabilities	402,743	412,107
(Decrease)/increase in income taxes payable	385,112	(121,851)

Increase in restricted cash	387,492	-

Net cash provided by operating activities	2,827,694	2,640,537

Cash flows from investing activities
Purchases of property, plant and equipment	(3,953)	(6,033)
Proceeds from disposals of property, plant and equipment	4,425	-
Purchase of leased land use rights	(4,743,139)	-

Net cash used in investing activities	(4,742,667)	(6,033)

Cash flows from financing activities
Proceeds of borrowings	877,540	872,865
Repayment of borrowings	(877,540)	(880,200)
Repayment from related party	52,357	-

Net cash provided by (used in) financing activities	52,357	(7,335)

Effect of foreign currency translation on cash and cash equivalents	253,779	13,493

Net (decrease) increase in cash and cash equivalents	(1,608,837)	2,640,662

Cash and cash equivalents at beginning of period	17,149,082	2,491,726

Cash and cash equivalents at end of period	$15,540,245	$5,132,388

Cash paid during the year for
Interest paid	$298,316	$141,433
Income taxes paid	$796,572	$678,174

Non-cash investing and financing activities::

Common stock issued upon conversion of convertible notes and accrued interest	$136 , 1 17	$-

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

The Company’s consolidated financial statements as of and for the three months ended September 30, 2009 and 2010 are being restated as follows:

Consolidated Statements of Income:	For the three months ended
	September 30, 2010
	As previously reported	As restated
Comprehensive Income:
Net income	$3,012,475	$3,012,475
Unrealized foreign currency translation gain (loss)	926,468	888,370
Comprehensive Income:	$3,938,943	$3,900,845

	For the three months ended
	September 30, 2009
	As previously reported	As restated
Income before provision for income taxes	$2,477,715	$2,477,715
Provision for income taxes	(555,474)	(663,529)
Net income	$1,922,241	$1,814,186

Comprehensive Income:
Net income	$1,922,241	$1,814,186
Unrealized foreign currency translation gain (loss)	(47,583)	(49,377)
Comprehensive Income:	$1,874,658	$1,764,809

Earnings per share – basic	$0.15	$0.14
Earnings per share – diluted	$0.15	$0.14

Consolidated Balance Sheets:	For the three months ended			Year Ended
	September 30, 2010			June 30, 2010
	As previously reported		As restated	As previously reported	As restated
Deferred tax liabilities	$		$2,347,418	$-	$2,309,321
Total liabilities		16,433,680	18,781,098	14,432,532	16,741,852

Accumulated other comprehensive income		1,553,052	1,348,947	626,584	460,577
Retained earnings		34,934,307	32,790,994	31,921,832	29,778,519
Total shareholders’ equity		$54,188,414	$51,840,997	$50,084,354	$47,775,034

Consolidated Statement of Cash Flows:	For the three months ended
	September 30, 2009
	As previously reported	As restated
Net income	$1,922,241	$1,814,186
Deferred income tax provision	-	108,055
Net cash provided by operating activities	$2,640,537	$2,640,537

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

The Operating Agreement provides that the WFOE has the direct ability to make decisions on all the operation activities and exercise all voting rights of the Company ’ s VIE, Bohai.

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

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

ASC 825-10 “ Financial Instruments, ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company uses Level 3 inputs to value its derivative liabilities.

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

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Prepayment for advertising and promotion	$1,786,925	$1,198,484
Prepayment for director and officer insurance	21,667	29,792
Other receivables	240,841	221,314
Total other receivables and prepayments	$2,049,433	$1,449,590

5.	AMOUNT DUE FROM EQUITY HOLDER

Amount due from equity holder consists of the following:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
Mr. Hongwei Qu	$-	$40,160

The amount due from an equity holder as of June 30, 2010 is unsecured, non-interest bearing. The balance of $40,160 was repaid in July 2010.

6.	INVENTORIES

Inventories consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Raw materials	$1,149,130	$445,693
Finished goods	547,304	302,729
Total inventories	$1,696,434	$748,422

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Pharmaceuticals formulas, at cost	$17,628,880	$17,342,772

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of September 30, 2010	As of June 30, 2010
	(unaudited)
Cost

Leasehold land and buildings	$7,755,363	$7,629,498
Plant and equipment	1,258,773	1,234,994
Office equipment	87,150	85,174
Motor vehicles	413,910	414,622
Total	9,515,196	9,364,288

Less: accumulated depreciation	1,579,040	1,469,246

Property, p lant and equipment, net	$7,936,156	$7,895,042

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $85,701 and $83,723, respectively.

As of September 30, 2010 and June 30, 2010, the Company has pledged plant and machinery having a carrying amount of $505,282 and $534,102, respectively to secure a bank loan of Bohai.

9.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowing s as of September 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Indust ries Co. Ltd.	$3,583,106
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	597,184
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6 .9030%	Bohai ’ s machinery and vehicle	291,127
TOTAL				$4,471,417

Short-term borrowings as of June 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
Ch ina Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.9030%	Bohai ’ s machinery and vehicle	286,403
TOTAL				$4,398,849

10.	COMMON STOCK

The Company is authorized to issue 150 million shares of common stock, par value $0.001 per share.  Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.  Holders of common stock do not have a cumulative voting right, which means that the holders of more than one half of the Company ’ s outstanding shares of common stock, subject to the rights of the holders of preferred stock, if any, can elect all of our directors, if they choose to do so.  In this event, the holders of the remaining shares of common stock would not be able to elect any directors.  Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Company ’ s Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities an d payment of accrued dividends and liquidation preferences on the preferred stock, if any.  Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.  The outstanding common stock is duly   authorized and validly issued, fully-paid, and non-assessable.  Except as required or permitted by law or the Company ’ s charter documents, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meet ing of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.

Notes with an aggregate face amount of $150,000 and interest of $2,400 on the $150,000 Notes were converted into 76, 200 shares of Common Stock during the quarter.

Restricted Stock Awards

The Company records stock-based compensation expense pursuant to FASB ’ s accounting standard regarding stock compensation which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. On June 4, 2010, the Company issued 120,000 shares of restricted stock to its CFO for three years of service. The restricted stocks vest in three equal annual installments over the agreement. For the three months ended September 30, 2010, the Company recognized $29,000 of the restricted stock as compensation expense.

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

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
		restated
Net income available to common stockholders	$3,012,475	$1,814,186
Effective interest charge on convertible note	25 6,717	-
Net income for diluted earnings per common share	$3,269,192	$1,814,186

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Basic weighted average common stocks outstanding	16,506,626	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & repurchases	-	-
Common shares if converted from Convertible Debt	5,743,478	-
Diluted weighted average for common stocks outstanding	22,250,104	13,162,500

Warrants to purchase 6,600,000 shares of common stock were outstanding during the three months ended September 30, 2010, but were excluded from the computation of diluted earning s per share as their effect would have been anti-dilutive.

For the three months ended September 30, 2009, there were no common stock equivalents outstanding; therefore the amounts reported for basic and dilutive earning per share were the same.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of September 30, 2010 and June 30, 2010 are consisted of the following:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
Accrued selling expenses	$1,849,1 08	$1,542,280
Accrued staff costs	214,237	221,810
Value added tax payable	792,053	686,478
Other taxes payable	102,778	78,370
Other accrued expenses	461,382	456,050
Total Other accrued liabilities	$3,419, 558	$2,984,988

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “ Securities Purchase Agreement ” ) with 128 accredited investors (the “ Investors ” ), the Company sold 6,000,000 u nits for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 and one common stock purchase warrant (each, an “ Investor Warrant ” and collectively, the “ Investor Warrants ” ).   By agreement with the Investors, each investor received: (i) a single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note ” and collectively, the “ Notes ” ) and (ii) a single Investor Warrant representing the aggregate number of Investor Warrants purchased by them as part of the units.

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

Effective as of June 30, 2010, the Company entered into an Amendment and Agreement with the Investors, pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the Amendment, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, the Company agreed not to issue any new equity securities at a p r ice per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into   shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  This Amendment did not change the Company’s accounting for the Notes and the Warrants described below.

The Notes contain certain Events of Default, including non-payment of interest or principal when due, bankruptcy, failure to maintain a listing of the Common Stock or to make required filings on a timely basis. No premium is payable by the Company if an Event of Default occurs. However, upon an Event of Default, and provided no more than 50% of the aggregate face amount of the Notes have been converted, the Investors holding Notes have the right to receive a portion, based on their pro-rata participation in the transaction, of 1,000,000 shares of the Company’s Common Stock that have been placed in escrow by the Company ’ s principal stockholder. The shares in escrow will be returned to the principal stockholder when 50% of the aggregate face amount of th e Notes has been converted or, if later, when the Notes are repaid.

The Investor Warrants expire on January 5, 2013 and may be exercised by the holder at any time to purchase one share of Common Stock at an exercise price of $2.40 per share (subject to ad justment as set forth in the Investor Warrants). The exercise price of the Investor Warrants is subject to adjustment in the same manner as the conversion price of the Notes described above, except that the exercise price will not be adjusted to less than   $1.20, as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction. The Investor Warrants may only be exercised for cash and do not permit the holder to perform a cashless exercise.

In connection with the sa le of the units, the Company paid its placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants (the “ Placement Agent Warrants ” and, together with the Investor Warrants, the “ Warrants ” ) to purchase 600,000 shares of Common Stock, which warrants are substantially identical to the Investor Warrants, except that, pursuant to separate lock-up agreements executed by the holders of the Placement Agent Warrants, the Placement Agent Warrants are not exercisable until the six month anniversary of the later of: (i) the date of effectiveness of the registration statement registering the resale of the Common Stock underlying the Notes and Warrants or (ii) the date of commencement of sales in connection with such registration statement.

In addition to the placement agent fee, the Company paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expense s to be incurred by the Company and $240,000, equivalent to one quarter ’ s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to the Company at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, the Company received net proceeds of $9,690,000. At September 30, 2010 and June 30, 2010, $188,528 and $576,019, respectively, remained in escrow and is included in restricted cash.

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

Valuation

At the time the Notes and Warrants were issued, there had not been any market activity for the Common Stock.  Accordingly, determining the fair value of the Common Stock required the Company to make complex and subjective judgments. The Company estimated the value of its enterprise as of January 5, 2010 based on a review of the enterprise value derived from the use of market and income valuation approaches. The Company also reviewed an asset-based approach to assess whether the result of such an approach was consistent with the value derived from the market and income valuation approaches. The market approach was based on the market price to earnings multiple for companies considered by management to be comparable to the Company. The income approach was based on applying discount rates to estimated future net income. The estimated enterprise value was then allocated to the Company ’ s existing outstanding Common Stock, the Notes and the Warrants using the option pricing method. The option pricing method was based on the two year period to maturity of the Notes and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on   a review of the historical volatility of companies considered by management to be comparable to the Company.

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

In future periods, whether or not the embedded conversion option in each Note is considered to be a derivative instrument will depend on whether or not the aggregate number of shares to be received on exercise of each of the 128 Notes, which Notes can be exercised only in whole but not in part, could be readily sold in the market without significantly affecting the market price of the Common Stock, thus per mitting the shares received by the holder of each Note to be readily convertible to cash. At each reporting date, the Company will re- evaluate each Note, based on the level of activity in the market for the Common Stock at that time, to determine whether   or not the embedded conversion option in each Note is a derivative instrument. Depending on the trading volume for the Common Stock that develops in the future and the face amount of each Note, the embedded conversion option may be considered a derivative   instrument for some Notes but not for others and its status as a derivative instrument may vary from period to period.

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company ’ s own stock and (b) classified in stockholders ’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. Because the Company ’ s functional currency is the Renminbi but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-7I provides that the embedded conversion options are not considered to be indexed only to the Company ’ s Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if the Company issued securities at   a lower exercise or conversion price. Because the requirement that the instruments be indexed only to the Common Stock is not met, the exemption in FASB ASC 815-10-15-74 will not be available and the Company will account for the embedded conversion option s in the Notes as derivative instrument liabilities, if and when the shares to be issued on conversion are considered to be readily convertible to cash.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. If and when the embedded conversion option in any of the Notes first qualifies as a derivative instrument, the fair value at that time of the embedded derivative instrument will be re-classified and separately recognized and subsequently marked-to-market each reporting period , as long as the embedded conversion option continues to qualify as a derivative instrument. If the embedded conversion option ceases to be a derivative instrument, it will be marked-to-market as of the date of re-classification but thereafter will no long e r be marked-to-market.

Warrants

Because the Company ’ s functional currency is the Renminbi but the Warrants are denominated in U.S. Dollars, the Warrants are not considered to be indexed only to the Company ’ s Common Stock. Furthermore, prior to the June 3 0, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the exercise price of the Warrants would be reduced if the Company issued securities at a lower exercise or conversion price.   In accordance with ASC 815-10-S99-4, the Warrants (including the Placement Agent Warrants) are accounted for at fair value, with changes in their fair value charged or credited to income each period.

At January 5, 2010, the Investor Warrants were valued a t $5,824,538, as described above. September 30, 2010, the Investor Warrants were re-valued at $5,011,347 using a binomial model, based on the closing market price on that date of $2.20, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.48% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 70%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

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

The aggregate change in the value of the Investor and Placement Agent Warrants for the three months ended September 30, 2010 of $30,554 has been charged to exp ense.

The following table summarizes all of the Company ’ s warrants outstanding as of September 30, 2010:

	Warrant Shares	Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2010	6,600,000	6,000,000	$2.40
Granted or vested during the three months ended September 30, 2010	-	-	-
Exercised during the three months ended September 30, 2010	-	-	-
Expired during the three months ended September 30, 2010	-	-	-
Balance, S eptember 30, 2010 (unaudited)	6,600,000	6,000,000	$2.40

The following table summarizes the weighted average remaining contractual life and exercise price of the Company ’ s outstanding warrants.

Warrants Outstanding
Number
Outstanding
		Currently	Weighted	Weighted Average
	Number	Exercisable	Average	Exercise Price of
	Outstanding	at	Remaining	Warrants
Exercise Price	at September 30, 2010	September 30, 2010	Contractual Lif e (Years)	currently exercisable

$2.40	6,600,000	6,000,000	2.27	$2.40

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

The convertible note liability is as follows at September 30, 2010 and June 30, 2010 :

	September 30, 2010 (Unaudited)	June 30, 2010 (Audited)
Convertible notes payable, at face value	$11,350,000	$11,500,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(11,200,440)	(11,375,180)

Convertible notes, net	$149,560	$124,820

Escrowed Shares

As of January 5, 2010 and at September 30, 2010, the Company ’ s principal stockholder is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes). The fair value of this obligation is not considered to be material as the probability of such events occurring is currently considered to be minimal. Accordingly, at September 30, 2010, no liability for this obligation has been recognized.

14.	DEFERRED FEES ON CONVERTIBLE NOTES

The Company incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 13) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)

Deferred fees, beginning balance	$1,562,617	$2,152,45 4
Transferred to equity on conversion	(16,283)	(79,120)
Amortization of deferred fees	(259,965)	(510,717)
Deferred fee, ending balance	$1,286,369	$1,562,617

15.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended September 30, 2010 and 2009, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Travel and accommodation	$1,550,958	$1,266,522
Advertising and promotion	2,827,712	3,307,323
Audit fee	18,838	-
Conferences	1,445,857	1,051,418
Depreciation	9,959	8,614
Staff costs	58 1,512	576,091
Research and development cost	184,357	293,220
Other operating expenses	1,995,565	2,671,505

Total selling, general and administrative expense	$8,614,758	$9,174,693

16.	INTEREST E XPENSE

For the three months ended September 30, 2010 and 2009, interest expense consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Interest on short-term bank borrowings wholly repayable within one year	$89,899	$148,395
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	147,423	-
Effective interest charge on Convertible Notes	256,717	-
Total interest expenses	$494,039	$148,395

17.	INCOME TAXES

For the three months ended September 30, 2010 and 2009, income tax expense consisted of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
		restated
Current taxes
United States	$-	$-
PRC	1,181,684	555,474

Deferred taxes
United States	(326,783)	-
PRC	-	108,055

Change in valuation allowance	326,783	-

Total income tax expenses	$1,181,684	$663,529

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

PRC Tax

PRC ’ s legislative body, the National People ’ s Congress, adopted the unified Enterprise Income Tax ( “ EIT ” ) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25 % for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently e n titled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

United States Tax

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended September 30, 2010. The statutory tax rate is 34%.

The table below summarizes the differences between the U.S. statutory federal rate and the Company ’ s effective tax rate and as follows for the three months ended September 30, 2010 and 2009:

	Three months ended	Three months ended
	September 3 0,	September 30,
	2010	2009
	(unaudited)	(unaudited)
		restated

United States Tax at statutory rate	$1,426,012	$842,423
Foreign tax rate difference	(463,686)	(222,994)
Net operating loss carry forward	326,783	-
Permanent difference	(107,425)	(44,100)
Income tax expense	$1,181,684	$663,529

The Company’s deferred tax assets and deferred tax liability as of September 30, 2010 and June 30, 2010 are as follows:

	As of	As of
	September 30,	June 30,
	2010	2010
	(unaudited)
	restated	restated
Deferred tax asset:
Net operating loss carry forward	$635,189	$308,406
Total gross deferred tax asset	635,189	308,406
Less: valuation allowance	(635,189)	(308,406)
Net deferred tax asset	$-	$-

Deferred tax liability:
Intangible assets	$2,347,418	$2,309,321

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

As of June 30, 2010, the Company had commitments to purchase land use right for future factory expansion. The purchase price is approximately $14,556,400 (RMB 97,500,000). As of September 30, 2010, the Company has prepaid for approximately $12,266,165 (RMB 82,160,000), which is included in Prepayment for Land Use Right on the consolidated balance sheets, the remaining balance of $2,290,235 (RMB 15 , 340,000) as of September 30, 2010 will be paid by March 31, 2011.

As of May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of the Company. The total contract price is approximately $2,239,400 (RMB 15,000,000).  As of September 30, 2010, the Company has paid $746,500 (RMB 5,000,000) within a year from the contract date, in accordance to contractual terms.  Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work require for the clinical trial within 3 years, at such time, the Company will make a partial payment of $447,900 (RMB 3,000,000) .   Upon obtaining the approval document on the clinical trial result, the Company will pay for $746,500 (RMB 5,000,000) within 30 days, and the final $298,500 (RMB 2,000,000) will be paid upon obtaining the new drug certification from the related governmental department.

There are no other foreseeable material commitments or contingencies as of September 30, 2010.

19.	SIGNIFICANT CONCENTRATIONS

(a)	Customer Concentrations

The Company does not have concentrations of business with any   customer constituting greater than 10% of the Company ’ s gross sales for the three months ended September 30, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of a ny financial difficulties being experienced by its major customers.

(b)	Supplier Concentrations

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company ’ s purchase of raw material or other supplies :

	Three months ended September 30, 2010	Three months ended September 30, 2009
	(unaudited)	(unaudited)
Shandong Yantai Medicine Procurement and Supply Station	18.0%	14.1%
Anguo Jinkangdi Chinese Herbal Medici ne Co. Ltd	12.8%	*
Anhui DeChang Pharmaceutical Co. Ltd.	*	13.6%

* Constitutes less than 10% of the Company ’ s purchase.

20.	STATUTORY RESERVES

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

Our medicines are intended to address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  We obtained Drug Approval Numbers in China for 29 varieties of TCM products in 2004 and we currently produce 15 varieties of such products in seven delivery systems: tablets, granules, capsules, syrup, concentrated powder, tincture and medicinal wine.  Of these 15 products, 8 are prescription drugs and 7 are over-the-counter products.  Of our current products: (i) 5 have “exclusive” status, meaning that we are the only company that manufactures these products in China; (ii) 2 have Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the State Food and Drug Administration of China (“ SFDA” ) , which gives us exclusive or near exclusive rights to manufacture and distribute these products, and (iii) 1 has received Chinese patent protection with a duration of 20 years.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “ Management’s Discussion of Financial Condition and Results of Operations” .  Management believes that investors may find it useful to review our financial results that exclude certain non-cash expenses, namely changes in fair value of our warrants and unamortized beneficial conversion features on   convertible notes converted, shown in the below chart, of $177,977 due to the adoption of a Financial Accounting Standards Board ’ s (“ FASB” ) ASC 815 accounting standard as discussed in footnote 13 to the accompanying financial statements.

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

	Three Months Ended
	September 30,
			restated	restated
	201 0		2009	Increase (Decrease)
Net Income available to Common shareholders -GAAP	$3,012,475		$1,814,186	$1,198,289
Add Back (Subtract):
Change in fair value of warrants	30,554	(a)	-	30,554
Amortization of beneficial conversion features on convertible notes converted	147,423	(a)	-	147,423
Adjusted Net Income available to Common shareholders -non-GAAP	$3,190,452		$1,814,186	$1,376,266
Add Back (Subtract):
Effective interest charges on convertible notes	256,717		-	256,717
Adjusted Net Income for diluted earnings per common shares -non-GAAP	$3 ,447,169		$1,814,186	$1,632,983

Basic earnings per share – GAAP	$0.18		$0.14	$0.04
Add back (Subtract):
Change in fair value of warrants	-	(a)	-	-
Unamortized beneficial conversion features on convertible notes converted	0.01	(a)	-	0.01
Adjusted basic earnings per share non-GAAP	$0.19		$0.14	$0.05

Diluted earnings per share-GAAP	$0.15		$0.14	$0.01
Add back (Subtract):
Change in fair value of warrants	-	(a)	-	-
Amortization of beneficial conversion features on convertible notes converted	-	(a)	-	-
Adjusted diluted earnings per share non-GAAP	$0.1 5		$0.14	$0.01

Weighted average number of shares
Basic	16,506,626		13,162,500
Diluted	22, 250 ,104		13,162,500

(a)             We adopted the provisions of a FASB accounting standard, ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity ’ s own stock (See note 13).  As a result of these measurements, we recognized a non-cash charge of $30,554 from the change in fair value for warrants and amortized beneficial conversion features on convertible notes converted for $147,423 for the three months ended September 30, 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Four of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Cream (liquid syrup) and Shangtongning Tablets   represented approximately 27.8%, 15.0%, 27. 7%, and 9.6%, respectively, of total sales for the three months ended September 30, 2010 and approximately 22.7%, 14.8%, 24.2%, and 16.5%, respectively, for the three months ended September 30, 2009. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products.

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

Experienced Management

Management ’ s marketing strategies and business relationships gives us the ability to expand our product market areas , which provides us with leverage to acquire less sophisticated operators, increase production volumes, and implement quality standards. Our future prospects depend substantially on the continued services of our senior management team, especially our Pres i dent, Chief Executive Officer and Chairman of the Board, Mr. Qu.

Price Control of D rugs by PRC Government

The State Development and Reform Commission of the PRC (“SDRC” ) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by Chinese government, China’s immense market, and our protected drugs, we are optimistic of our growth potential for TCM in China.

Financial Highlight s

•	Net revenues for the period ended September 30, 2010 increased 22% to $17.0 million compared to the same period in 2009.

o	Net revenues for the five new product s introduced in April increased 160% from the quarter ended June 30, 2010.

o	Sales were mostly derived from our lead products, Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets, which together represented over 70% of our total net revenues.

o	62% of net revenue was derived from sales of prescription products and 38% was from Over-the-Counter products.

•	Net income for the period ended September 30, 2010 increased 66% to $3.0 million compared to the same period in 2009.

o	Net income from operations increased 94% to $5.0 million.

o	Net income margin increased to 18 % compared to 13% from the same quarter last year.

o	Selling, general and administrative expenses decreased 8% to 8.6 million due to cost reduction in advertisement and other operating expenses.

•	Basic earnings per share increased to $0.18 and diluted earnings per share increased to $0.15.

o	Diluted earnings per share increased to $0.15.

o	Basic earnings per share increased 38 % over the comparable year period to $0.18.

•	Cash flow from operating activities for the period ended September 30, 2010 was $2.8 million.

o	Total cash decreased by $ 1.6 million.

o	Cash payment of $ 4.7 million for deposits on the purchase of prepaid land use rights from the Shandong provincial government for future factory expansion.

Operating Results

The following tables set forth key components of our results of operations for the periods indicated:

	For The Three Months Ended
	September 30,
			Increase
	2010	2009	(decrease)	Percentages
		restated	restated	restated

Net revenues	$17,029,648	$13,954,604	$3,075,044	22.0%

Cost of revenue	3,447,266	2,217,604	1,229,662	55.5%

Gross profit	13,582,382	11,737,000	1,845,382	15.7%

Selling, general, and administrative expenses	8,614,758	9,174,693	(559,935)	(8.1)%

Income from operations	4,967,624	2,562,307	2,405,317	93.9%

Total other expenses	773,465	84,592	688,873	814.3%

Income before provision for income taxes	4,194,159	2,477,715	1,716,444	69.3%

Provision for income taxes	1,181,684	663,529	518,155	78.1%

Net income	$3,012,475	$1,814,186	$1,198,289	66.1%

	For The Three Months Ended
	September 30,
	2010	2009
		restated

Net revenues	100.0%	100.0%

Cost of revenue	20.2%	15.9%

Gross profit	79.8%	84.1%

Selling, general, and administrative expenses	50.6%	65.7%

Income from operations	29.2%	18.4%

Total other expenses	4.6%	0.6%

Income before provision for income taxes	24.6%	17.8%

Provision for income taxes	6.9%	4.75%

Net income	17.7%	13.0%

Net Revenues

Net revenues for the three months ended September 30, 2010 increased by approximately $3,075,044, or 22.0%, to $17,029,648 as compared to $13,954,604 for the three months ended September 30, 2009.  This increase was primarily due to increased revenues from our three lead products, Lung Nourishing Cream, Tongbi Capsules and Tongbi Tablets, which together accounted for over 70% of our total net revenues.  A ll of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The increase was also due to sales from five new products we initiated in the quarter ended June 30, 2010. Although the new product sales only represented less than 5% of total net revenues in the quarter ended September 30, 2010, the net revenues for the five new products in the quarter ended September 30, 2010 increased by 160% compared to the quarter ended June 30, 2010.  The sale of our prescription drug products for the three months ended September 30, 2010 represented 62% of total net revenue compared to 60% from the same period in last year.   The increase was due to increases in sales from our two prescription drugs Tongbi Capsules and Tongbi Tablets.

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

Provision for Income Tax

Our provisions for income taxes for the three months ended September 30, 2010 and 2009 were $ 1,181,684 and $663,529, an increase of $ 518,155 or 78.1%  this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law.

Net Income

We had a net income of $3, 012,4 75 for the three months ended September 30, 2010, as compared to net income of $1,814,186 for the three months ended September 30, 2009, an increase in net income of $1,198,289, or 66.1%.  This translates to basic net income per common share of $0.18 and $0.14, and diluted net income per common share of $0.15 and $0.14, for the three months ended September 30, 2010 and 2009, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $1,845,382 and a decrease in selling, general and administrative expenses of $ 559,935 offset by an increase in tax provision of $ 518,155, and total other expense of $688,873 this fiscal quarter compared to the same quarter in prior year.

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

Comparison of Three Months Ended September 30, 2010 and 2009

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $2,827,694 for the three months ended September 30, 2010 as to net cash provided by operating activities of $2,640,537 for the quarter ended September 30, 2009. The increase in net cash provided by operating activities was primarily due to increases in net income, income tax payable balances and offset by increase in accounts receivable, other receivables, and inventory balances. We expect our cash flow from operating activities to improve due to a national medical and health plan initiated by Chinese government in 2009, which plan will eventually cover individual health insurance over 90% of China ’ s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers.  We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management ’ s assessment of known requirements, aging of receivables, payment history, the customer ’ s current credit worthiness and the economic environment.  As of September 30, 2010 and June 30, 2010, no allowance for doubtful accounts was deemed necessary based on management ’ s assessment.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller ’ s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retire d or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  We examine the possibility of decreases in the value of fixed assets when events or   changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment was construction-in-progress which consisted of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in - progress until such time as the relevant assets are completed and ready for their intended use. The principal annual rates are as follows:

Leasehold land and buildings	30 to 40 years
Motor vehicles	10 years
Plant and machinery	10 years
Office equ ipment	5 years

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

Income Taxes

We are governed by the Income Tax Law of the People’s Republic of China and the United States. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax asset s are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the periods that includes t h e enactment date.

Recent Accounting Pronouncements Adopted

The following Accounting Standards Codification (“ ASC” ) Updates have been issued, or became effective, since the beginning of the current year covered by these financial statements:

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No.46(R)”. ASC 810 amends FASB Interpretation No.46(R), “ Variable Interest Entities” for determining whether an entity is a variable interest entity (“ VIE” ) and requires an enterprise to perform an analysis to determine whether the enterprise ’ s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of   a VIE that most significantly impact the entity ’ s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity ’ s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for us in the first quarter of fiscal 2011. The adoption of ASC 810 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ ASU 2009-17” )” . ASU 2009-17 amends the variable- interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity ’ s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective f or us in the first quarter of fiscal 2011. The adoption ASU 2009-17 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Le v el 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption ASU No. 2010-06 beginning July 1, 2010 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 20 10, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 201 0 -13 to have a material effect on our financial position, results of operations or cash flows.

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

Bohai Pharmaceuticals Group, Inc.

September 21, 2011	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer)

September 21, 2011	By:	/s/ Gene Hsiao
Gene Hsiao Chief Financial Officer (Principal Accounting Officer)