Form 10-Q/A
period 2010-12-31
Bohai Pharmaceuticals Group, Inc.
filed 2011-09-21
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	98-0697405
incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of principal executive offices)	(Zip Code)

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

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarterly period ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2011 (the “Original Filing Date”).

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
		(unaudited)
		restated
ASSETS
Current assets:
Cash and cash equivalents		$12,422,418	$17,149,082
Restricted cash		2,151,068	576,019
Accounts receivable		14,505,908	10,409,527
Other receivables and prepayments	4	2,073,434	1,449,590
Amount due from equity holder	5	-	40,160
Inventories	6	1,898,099	748,422
Total current assets		33,050,927	30,372,801

Non-current assets:
Property, plant and equipment, net	8	7,957,796	7,895,042
Prepayment for land use right	19	12,426,268	7,343,654
Intangible assets	7	25,118,727	17,342,772
Deferred fees on convertible notes	14	956,552	1,562,617
Total non-current assets		46,459,343	34,144,085

TOTAL ASSETS		$79,510,270	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$1,667,360	$741,621
Other accrued liabilities	12	10,414,405	2,984,988
Amount due to equity holder		11,980	-
Income taxes payable	18	1,416,227	700,326
Short-term borrowings	9	899,906	4,398,849
Total current liabilities		14,409,878	8,825,784

Non-current liabilities
Deferred tax liabilities – intangible assets		2,378,058	2,309,321
Derivative liabilities - investor and agent warrants	13	2,563,443	5,481,928
Convertible notes, net of discount	13	213,938	124,820
Total non-current liabilities		5,155,439	7,916,069

TOTAL LIABILITIES		19,565,317	16,741,852

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 16,977,221 and 16,500,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	10	16,977	16,500
Additional paid-in capital	10	16,272,889	15,317,621
Accumulated other comprehensive income		2,121,381	460,577
Statutory reserves	21	2,201,817	2,201,817
Retained earnings		39,331,889	29,778,519

Total stockholders’ equity		59,944,953	47,775,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$79,510,270	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

		For The Three Months Ended		For The Six Months Ended
		December 31,		December 31,
	Notes	2010	2009	2010	2009
		restated	restated	restated	restated

Net revenues		$22,204,348	$16,846,303	$39,233,996	$30,800,317
Cost of revenues		(4,681,045)	(2,662,427)	(8,128,311)	(4,879,940)
Gross profit		17,523,303	14,183,876	31,105,685	25,920,377

Selling, general and administrative expenses	16	(11,105,260)	(9,813,217)	(19,720,019)	(19,069,289)
Income from operations		6,418,043	4,370,659	11,385,666	6,851,088

Other income (expenses)
Other income		701	40,322	701	20,125
Interest income		15,289	-	29,497	-
Amortization of deferred financing fees		(244,059)	-	(504,024)	-
Interest expense	17	(1,155,307)	(51,814)	(1,649,346)	(149,594)
Other expenses		1,192	(23,738)	(1,922)	(29,003)
Change in fair value of derivative liabilities		2,949,039	-	2,918,485	-
Total other income (expenses)		1,566,855	(35,230)	793,390	(158,472)

Income before provision for income taxes		7,984,898	4,335,429	12,179,056	6,692,616
Provision for income taxes	18	(1,444,003)	(1,165,990)	(2,625,686)	(1,829,416)
Net income		$6,540,895	$3,169,439	$9,553,370	$4,863,200

Comprehensive income:
Net income		$6,540,895	$3,169,439	$9,553,370	$4,863,200
Other comprehensive income:
Unrealized foreign currency translation gain		772,435	(771)	1,660,804	45,018
Comprehensive income		$7,313,330	$3,168,668	$11,214,174	$4,908,218

Earnings per common share
Basic	11	$0.39	$0.24	$0.57	$0.37
Diluted		$0.31	$0.24	$0.45	$0.37
Weighted average common shares outstanding
Basic	11	16,925,928	13,162,500	16,716,691	13,162,500
Diluted		22,266,662	13,162,500	22,258,835	13,162,500

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

				Accumulated
	Common stock		Additional	other
	Shares		paid-in	comprehensive	Statutory	Retained
	outstanding	Amount	capital	income	reserves	Earnings	Total

Balance at June 30, 2010 – restated	16,500,000	$16,500	$15,317,621	$460,577	$2,201,817	$29,778,519	$47,775,034

Net income for the period	-	-	-	-	-	9,553,370	9,553,370
Stock based compensation	-	-	79,500	-	-	-	79,500
Option based compensation	-	-	23,844	-	-	-	23,844
Conversion of convertible notes	477,221	477	851,924	-	-	-	852,401
Foreign currency translation difference	-	-	-	1,660,804	-	-	1,660,804
Balance at December 31, 2010 - restated	16,977,221	$16,977	$16,272,889	$2,121,381	$2,201,817	$39,331,889	$59,944,953

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For The Six Months Ended
	December 31,
	2010	2009
		restated
Cash flows from operating activities
Net income	$9,553,370	$4,863,200
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	172,730	341,868
Loss on disposal of property, plant and equipment	1,895	3,655
Accretion of beneficial conversion feature	933,094	-
Amortization of deferred fees on convertible notes	504,024	-
Interest expense on convertible notes	110,466	-
Change in fair value of warrants	(2,918,485)	-
Stock based compensation	103,344	-
Deferred income tax provision	-	216,155

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,724,323)	(684,497)
(Increase)/decrease in other receivables and prepayments	(571,675)	1,257,905
(Increase) in inventories	(1,108,642)	(464,670)
Increase in accrued liabilities	150,726	930,686
(Decrease)/increase in accounts payable	888,629	(216,150)
Increase in other payable	1,064,563	-
Increase in income taxes payable	683,491	400,135

Increase in restricted cash	299,069	-

Net cash provided by operating activities	6,142,276	6,648,287

Cash flows used in investing activities
Purchases of property, plant and equipment	(9,711)	(238,431)
Proceeds from disposal of property, plant and equipment	4,462	2,925
Purchase of leased land use rights	(4,783,102)	-
Purchase of intangible assets	(2,974,566)	-

Net cash used in investing activities	(7,762,917)	(235,506)

Cash flows from financing activities
Proceeds from borrowings	884,933	3,073,365
Repayment of borrowings	(4,454,413)	(4,541,500)
Repayment from related party	52,799	-
Contributed capital	-	5,970
Proceeds of note payable	-	400,000

Net cash flows used in financing activities	(3,516,681)	(1,062,165)

Effect of foreign currency translation on cash and cash equivalents	410,659	48,126

Net (decrease) increase in cash and cash equivalents	(4,726,664)	5,398,742

Cash and cash equivalents at beginning of period	17,149,082	2,494,166

Cash and cash equivalents at end of period	$12,422,418	$7,892,908

Cash paid during the period for:
Interest paid	$583,047	$200,068
Income taxes paid	$1,942,195	$1,233,901

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$852,401	$-

Deposits received from investors for future financing included in restricted cash	$1,874,117	$-

Purchase of intangible assets has not been paid and included in Other Payable as of December 31, 2010	$4,234,853	$-

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

Restatements:

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

The Company’s consolidated financial statements as of and for the three and six months ended December 31, 2010 and 2009 are being restated as follows:

Consolidated Statements of Income:	For the three months ended		For the six months ended
	December 31, 2009		December 31, 2009
	As previously reported	As restated	As previously reported	As restated
Income before provision for income taxes	$4,335,429	$4,335,429	$6,692,616	$6,692,616
Provision for income taxes	(1,057,890)	(1,165,990)	(1,613,261)	(1,829,416)
Net income	$3,277,539	$3,169,439	$5,079,355	$4,863,200

Comprehensive Income:
Net income	$3,277,539	$3,169,439	$5,079,355	$4,863,200
Unrealized foreign currency translation gain (loss)	978	(771)	48,561	45,018
Comprehensive Income:	$3,278,517	$3,168,668	$5,127,916	$4,908,218

Earnings per share – basic	$0.25	$0.24	$0.39	$0.37
Earnings per share – diluted	$0.25	$0.24	$0.39	$0.37

Consolidated Statements of Income:	For the three months ended		For the six months ended
	December 31, 2010		December 31, 2010
	As previously reported	As restated	As previously reported	As restated
Comprehensive Income:
Net income	$6,540,895	6,540,895	$9,553,370	9,553,370
Unrealized foreign currency translation gain (loss)	803,074	772,435	1,729,542	1,660,804
Comprehensive Income:	$7,343,969	$7,313,330	$11,282,912	$11,214,174

Consolidated Balance Sheets:	As of		As of
	December 31, 2010		June 30, 2010
	As previously reported	As restated	As previously reported	As restated
Deferred tax liabilities	$-	$2,378,058	$-	$2,309,321
Total liabilities	17,187,259	19,565,317	14,432,532	16,741,852

Accumulated other comprehensive income	2,356,126	2,121,381	626,584	460,577
Retained earnings	41,475,202	39,331,889	31,921,832	29,778,519
Total shareholders’ equity	$62,323,011	$59,944,953	$50,084,354	$47,775,034

Consolidated Statement of Cash Flows:	For the six months ended
	December 31, 2009
	As previously reported	As restated
Net income	$5,079,355	$4,863,200
Deferred income tax provision	-	216,155
Net cash provided by operating activities	$6,648,287	$6,648,287

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

Accounting after initial measurement of VIE : subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

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

ASC 825-10 “ Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value our derivative liabilities.

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

Bohai obtained several short-term loan facilities from financial institution in the PRC.  Short-term borrowings as of December 31, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.0270%	Bohai’s machinery and vehicle	$604,979
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.9030%	Yantai Ka Wah Medical Equipment Co. Ltd	294,927
TOTAL				$899,906

Short-term borrowings as of June 30, 2010 consisted of the following:

Loan from financial institution	Loan period	Annual interest rate	Secured by	Amount
China Construction Bank	February 24, 2010 to February 23, 2011	5.8410%	Shandong Dai Xin Heavy Industries Co. Ltd.	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.0270%	Yantai Ka Wah Medical Equipment Co. Ltd	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.9030%	Bohai ’ s machinery and vehicle	28 6,403
TOTAL				$4,398,849

10.	COMMON STOCK

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

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		restated		restated

Net income available for common shareholders	$6,540,895	$3,169,439	$9,553,370	$4,863,200
Effective interest charge on convertible note	291,749	-	548,466	-
Net income for diluted earnings per common share	$6,832,644	$3,169,439	$10,101,836	$4,863,200

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Basic weighted average Common Stock outstanding	16,925,928	13,162,500	16,716,691	13,162,500
Effect of dilutive securities:
Warrants - incremental shares based on assumed proceeds & repurchases	-	-	-	-
Options - incremental shares based on assumed proceeds & repurchases	517	-	296	-
Restricted stock	14,130	-	7,065	-
Common shares if converted from Convertible Debt	5,326,087	-	5,534,783	-
Diluted weighted average for Common Stock outstanding	22,266, 662	13,162,500	22,258,835	13,162,500

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

	As of December 31,2010 (unaudited)	As of June 30, 2010
Deferred fees, beginning balance	$1,562,617	$2,152,454
Transferred to equity on conversion	(102,041)	(79,120)
Amortization of deferred fees	(504,024)	(510,717)
Deferred fee, ending balance	$956,552	$1,562,617

15.	STOCK OPTIONS

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

A summary of our stock option activity as of December 31, 2010, and changes during six months ended December 31, 2010 is presented in the following table:

	Options Shares	Vested and Exercisable Shares	Exercise Price per Common Stock Range
Balance, June 30, 2010	-	-	$-
Granted or vested during the six months ended December 31, 2010	26,000	26,000	2.00
Exercised during the six months ended December 31, 2010	-	-	-
Expired during the six months ended December 31, 2010	-	-	-
Balance, December 31, 2010 (unaudited)	26,000	26,000	$2.00

16.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended December 31, 2010 and 2009, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Travel and accommodation	$2,466,783	$1,841,831	$4,017,741	$3,056,177

Advertising and promotion	3,671,269	3,346,014	6,498,981	5,964,703
Audit fees	70,213	-	89,051	-
Commission	1,404,465	1,276,259	1,472,970	2,403,953
Conference	1,446,069	1,280,228	2,891,927	2,331,599
Depreciation	10,048	9,101	20,006	18,476
Staff costs	558,061	305,460	1,139,573	963,137
Research and development costs	187,464	-	371,821	295,406
Other operating expenses	1,290,888	1,754,324	3,217,949	4,035,838

Total selling, general and administrative expenses	$11,105,260	$9,813,217	$19,720,019	$19,069,289

17.	INTEREST EXPENSE

For the three and six months ended December 31, 2010 and 2009, interest expense consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest on short-term bank borrowings and notes payable	$77,887	$51,814	$167,786	$149,594
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	785,671	-	933,094	-
Effective interest charge on Convertible Notes	291,749	-	548,466	-

Total interest expenses	$1,155,307	$51,814	$1,649,346	$149,594

18.	INCOME TAXES

For the three and six months ended December 31, 2010 and 2009, income tax expense consisted of the following:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		restated		restated
Current taxes
United States	$-	$-	$-	$-
PRC	1,444,003	1,057,890	2,625,686	1,613,261

Deferred taxes
United States	(237,546)	(130,414)	(503,818)	(130,414)
PRC	-	107,600	-	215,655

Change in valuation allowance	237,546	130,914	503,818	130,914
Total income tax expenses	$1,444,003	$1,165,990	$2,625,686	$1,829,416

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

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate and as follows for the three and six months ended December 31, 2010 and 2009:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		restated		restated
United States Tax at statutory rate	$2,714,865	$1,474,046	$4,140,879	$2,275,489
Foreign tax rate difference	(585,003)	(454,239)	(1,048,691)	(636,357)
Change in valuation allowance	237,546	130,914	503,818	130,914
Permanent difference	(187,861)	15,269	(295,287)	59,370
Other reconciling items	(735,544)	-	(675,033)	-

Income tax expense	$1,444,003	$1,165,990	$2,625,686	$1,829,416

Our deferred tax assets and deferred tax liability as of December 31, 2010 and June 30, 2010 are as follows:

	As of	As of
	December 31,	June 30,
	2010	2010
	(unaudited)
Deferred tax asset:
Net operating loss carry forward	$558,056	$308,406
Stock options and warrants	254,167	-
Total gross deferred tax asset	812,224	308,406
Less: valuation allowance	(812,224)	(308,406)
Net deferred tax asset	$-	$-

Deferred tax liability:
Intangible assets	$2,378,058	$2,309,321

During the three months ended December 31, 2010 and 2009, the valuation allowance increased by approximately $237,546 and $130,914, respectively. During the six months ended December 31, 2010 and 2009, the valuation allowance increased by approximately $503,818 and $130,914, respectively.

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

	Three Months Ended				Six Months Ended
	December 31,				December 31,
				Increase				Increase
	2010		2009	(Decrease)	2010		2009	(Decrease)
			restated	restated			restated	restated
Net Income available to Common shareholders -GAAP	$6,540,895		$3,169,439	$3,371,456	$9,553,370		$4,863,200	$4,690,170
Add Back (Subtract):
Change in fair value of warrants	(2,949,039	) (a)	-	(2,949,039)	(2,918,485	) (a)	-	(2,918,485)
Unamortized beneficial conversion features on convertible notes converted	785,671	(a)	-	785,671	933,094	(a)	-	933,094
Change in Option and Equity Based Compensation	81,344	(b)	-	81,344	103,344	(b)	-	103,344
Adjusted Net Income available to Common shareholders -non-GAAP	$4,458,871		$3,169,439	$1,289,432	$7,671,323		$4,863,200	$2,808,123

Basic earnings per share – GAAP	$0.39		$0.24	$0.15	$0.57		$0.37	$0.20
Add back (Subtract):
Change in fair value of warrants	(0.17	) (a)	-	(0.17)	(0.17	) (a)	-	(0.17)
Unamortized beneficial conversion features on convertible notes converted	0.05	(a)	-	0.05	0.06	(a)	-	0.06
Change in Option and Equity Based Compensation	0.00	(b)	-	0.00	0.00	(b)	-	0.00
Adjusted basic earning per share non-GAAP	$0.27		$0.24	$0.03	$0.46		$0.37	$0.09

Diluted earnings per share-GAAP	$0.31		$0.24	$0.07	$0.45		$0.37	$0.08
Add back (Subtract):
Change in fair value of warrants	(0.13	) (a)	-	(0.13)	(0.13	) (a)	-	(0.13)
Unamortized beneficial conversion features on convertible notes converted	0.04	(a)	-	0.04	0.04	(a)	-	0.04
Change in Option and Equity Based Compensation	0.00	(b)	-	0.00	0.01	(b)	-	0.01
Adjusted diluted earning per share non-GAAP	$0.22		$0.24	$(0.02)	$0.37		$0.37	$-

Weighted average number of shares
Basic	16,925,928		13,162,500		16,716,691		13,162,500
Diluted	22,266,662		13,162,500		22,258,835		13,162,500

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

o	62% of net revenue was derived from sales of prescription products and 38% was from Over-the-Counter products for the three months ended December 31, 2010.

•	Net income for the three months ended December 31, 2010 increased 106% to $6.5 million compared to the same period in 2009.

o	Net income from operations increased 47% to $6.4 million.

o	Net income margin increased to 30 % this quarter compared to 19% from the same quarter last year.

o
Included in net income was a non-cash gain of $2.9 million for changes in fair value of warrants and non-cash charges for approximately $867,000 for restricted stock and option based compensation as well as charges for unamortized beneficial conversion for our convertible notes.

•	Basic earnings per share increased to $0.57 and diluted earnings per share increased to $0.45 for the six months ended December 31, 2010.

o	Diluted earnings per share increased 22% despite an increase in average shares outstanding by 9 million shares for the six months ended December 31, 2010 compared to the same period in 2009.
o	Basic earnings per share increased 54% for the six months ended December 31, 2010 compared to the same period in 2009.

•	Including restricted cash, our total cash balance was $14.6 million and cash flow from operating activities was $10.3 million for the six months ended December 31, 2010.

o	Total cash and cash equivalents decreased by $4.7 million for six months ended December 31, 2010 compared to June 30, 2010.

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

Operating Results

Comparison of the three months ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the three months ended December 31, 2010 and 2009, in US dollars:

	For The Three Months Ended
	December 31,
				Percentage
	2010	2009	Differences	Increase
		restated	restated	restated

Net revenues	$22,204,348	$16,846,303	$5,358,045	31.8%

Cost of revenue	(4,681,045)	(2,662,427)	(2,018,618)	75.8%

Gross profit	17,523,303	14,183,876	3,339,427	23.5%

Selling, general, and administrative expenses	(11,105,260)	(9,813,217)	(1,292,043)	13.2%

Income from operations	6,418,043	4,370,659	2,047,384	46.8%

Total other income (expenses)	1,566,855	(35,230)	1,602,085	N/A

Income before provision for income taxes	7,984,898	4,335,429	3,649,469	84.2%

Provision for income taxes	(1,444,003)	(1,165,990)	(278,013)	23.8%

Net income	$6,540,895	$3,169,439	$3,371,456	106.4%

The following table sets forth key components as a percentage of net revenue for the three months ended December 31, 2010 and 2009:

	For The Three Months Ended
	December 31,

	2010	2009
		restated
Net revenues	100.0%	100.0%

Cost of sales	(21.1)%	(15.8)%

Gross profit	78.9%	84.2%

Selling, general, and administrative expenses	(50.0)%	(58.3)%

Income from operations	28.9%	25.9%

Total other income(expenses)	7.1%	(0.2)%

Income before provision for income taxes	36.0%	25.7%

Provision for income taxes	(6.5)%	(6.9)%

Net income	29.5%	18.8%

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

Provision for Income Tax

Our provisions for income taxes for the three months ended December 31, 2010 and 2009 were $1,444,003 and $1,165,990, an increase of $278,013 or 23.8 % from this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had a net income of $6,540,895 for the three months ended December 31, 2010, as compared to net income of $3,169,439 for the three months ended December 31, 2009, an increase in net income of $3,371,456, or 106.4%. This translates to basic net income per common share of $0.39 and $0.24, and diluted net income per common share of $0.31 and $0.24, for the three months ended December 31, 2010 and 2009, respectively. The increase in net income was primarily attributable to increase in total gross profit of $3,339,427 and total other income of $1,602,085 offset by increase in selling, general and administrative expenses of $1,292,043 and tax provision of $278,013 this fiscal quarter compared to the same quarter in prior year.

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

Comparison of the six months ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the six months ended December 31, 2010 and 2009, in US dollars:

	For The six Months Ended
	December 31,
				Percentage
	2010	2009	Differences	Increase
		restated	restated	restated

Net revenues	$39,233,996	$30,800,317	$8,433,679	27.4%

Cost of revenues	(8,128,311)	(4,879,940)	(3,248,371)	66.6%

Gross profit	31,105,685	25,920,377	5,185,308	20.0%

Selling, general, and administrative expenses	(19,720,019)	(19,069,289)	(650,730)	3.4%

Income from operations	11,385,666	6,851,088	4,534,578	66.2%

Total other income (expenses)	793,390	(158,472)	951,862	N/A

Income before provision for income taxes	12,179,056	6,692,616	5,486,440	82.0%

Provision for income taxes	(2,625,686)	(1,829,416)	(796,270)	43.5%

Net income	$9,553,370	$4,863,200	$4,690,170	96.4%

The following table sets forth key components as a percentage of net revenue for the six months ended December 31, 2010 and 2009:

	For The six Months Ended
	December 31,

	2010	2009
		restated
Net revenues	100.0%	100.0%

Cost of sales	(20.7)%	(15.8)%

Gross profit	79.3%	84.2%

Selling, general, and administrative expenses	(50.3)%	(62.0)%

Income from operations	29.0%	22.2%

Total other income(expenses)	2.0%	(0.5)%

Income before provision for income taxes	31.0%	21.7%

Provision for income taxes	(6.7)%	(5.9)%

Net income	24.3%	15.8%

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

Provision for Income Taxes

Our provisions for income taxes for the six months ended December 31, 2010 and 2009 were $2,625,686 and $1,829,416, an increase of $796,270 or 43.5 % from the six months ended December 31, 2010 over the same period in the prior year. The increase in income taxes was primarily due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had net income of $9,553,370 for the six months ended December 31, 2010, as compared to net income of $4,863,200 for the six months ended December 31, 2009, an increase of $4,690,170, or 96.4%. This translates to basic net income per common share of $0.57 and $0.37, and diluted net income per common share of $0.45 and $0.37, for the six months ended December 31, 2010 and 2009, respectively. The increase in net income was primarily attributable to increase in gross profit of $5,185,308 and total other income of $951,862 offset by increase in selling, general and administrative expenses of $650,730 and tax provision of $796,270 this fiscal year to date compared to the same period in prior year.

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