Form 10-Q/A
period 2011-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2011-09-21
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Bohai Pharmaceuticals Group, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q (the “Original 10-Q”) for the quarterly period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Filing Date”).

As disclosed in the Footnote No. 3 to the financial statements included within this Amendment No. 1, the financial statements and the corresponding footnotes in the Form 10-Q are being restated solely in order to properly recognize certain non-cash deferred tax charges related to the Company’s pharmaceutical formulas as an intangible indefinite asset which the Company did not previously recognize. For additional information, please refer to the Company’s Curent Report on Form 8-K filed with the SEC on September 14, 2011.

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
	(unaudited)
	restated
ASSETS
Current assets:
Cash and cash equivalents	$10,665,517	$17,149,082
Restricted cash	220,043	576,019
Accounts receivable	14,798,323	10,409,527
Other receivables and prepayments	2,006,268	1,449,590
Amount due from equity holder	-	40,160
Inventories	1,997,545	748,422

Total current assets	29,687,697	30,372,801

Non-current assets
Property, plant and equipment, net	7,925,075	7,895,042
Prepayment for land use right	14,839,957	7,343,654
Intangible assets	25,278,154	17,342,772
Deferred fees on convertible notes	719,819	1,562,617

Total non-current assets	48,763,005	34,144,085

TOTAL ASSETS	$78,450,702	$64,516,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,466,525	$741,621
Other accrued liabilities	4,909,783	2,984,988
Amount due to equity holder	11,980	-
Income taxes payable	945,678	700,326
Short-term borrowings	905,618	4,398,849

Total current liabilities	8,239,584	8,825,784

Non-current liabilities
Deferred tax liabilities – intangible assets	2,393,151	2,309,321
Derivative liabilities - investor and agent warrants	2,300,325	5,481,928
Convertible notes, net of discount	438,743	124,820

Total non-current liabilities	5,132,219	7,916,069

TOTAL LIABILITIES	13,371,803	16,741,852

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,821,085 and 16,500,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	17,821	16,500
Additional paid-in capital	18,320,431	15,317,621
Accumulated other comprehensive income	2,521,605	460,577
Statutory reserves	2,201,817	2,201,817
Retained earnings	42,017,235	29,778,519

Total stockholders’ equity	65,078,899	47,775,034

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,450,702	$64,516,886

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	restated	restated	restated	restated

Net revenues	$22,153,412	$15,323,878	$61,289,991	$46,072,455

Cost of revenues	5,213,548	2,841,385	13,341,860	8,205,715

Gross profit	16,939,864	12,482,493	47,948,132	37,866,740

Selling, general and administrative expenses	12,845,962	9,202,873	32,565,981	28,208,753

Income from operations	4,093,901	3,279,620	15,382,151	9,657,987

Other income (expenses)
Other income	1,783	-	99,901	18,864
Interest income	11,176	-	40,673	-
Amortization of deferred financing fees	(232,200)	(253,577)	(736,224)	(253,577)
Interest expenses	(554,428)	(381,700)	(2,203,775)	(538,008)
Other expenses	(546)	-	(2,468)	(22,092)
Change in fair value of derivative liabilities	263,118	1,083,350	3,181,603	1,083,350

Total other income (expenses)	(511,097)	448,073	379,710	288,537

Income before provision for income taxes	3,582,804	3,727,693	15,761,860	9,946,524

Provision for income taxes	(897,458)	(692,950)	(3,523,145)	(2,517,901)

Net income	$2,685,346	$3,034,743	$12,238,716	$7,428,623

Comprehensive income:
Net income	2,685,346	3,034,743	12,238,716	7,428,623
Other comprehensive income
Unrealized foreign currency translation gain	400,224	(159,418)	2,061,028	(114,400)
Comprehensive income	$3,085,570	$2,875,325	$14,299,744	$7,314,223

Earnings per common share
Basic	$0.15	$0.19	$0.72	$0.46
Diluted	$0.14	$0.16	$0.59	$0.35

Weighted average common shares outstanding
Basic	17,544,163	16,078,472	16,988,489	16,193,659
Diluted	22,808,885	21,745,139	22,439,202	22,084,170

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Common stock		Additional	Accumulated other			Total
	Shares outstanding	Amount	paid-in capital	comprehensive income	Statutory reserves	Retained Earnings	Stockholders’ Equity

Balance at June 30, 2010 - restated	16,500,000	$16,500	$15,317,622	$460,577	$2,201,817	$29,778,519	$47,775,034

Net income for the period	-	-	-	-	-	12,238,716	12,238,716

Stock based compensation	45,000	45	160,455	-	-	-	160,500

Option based compensation	-	-	23,844	-	-	-	23,844

Conversion of convertible notes	527,703	528	948,304	-	-	-	948,832

Sale of common stock	748,382	748	1,870,207	-	-	-	1,870,955

Foreign currency translation difference	-	-	-	2,061,028	-	-	2,061,028

Balance at March 31, 2011 - restated	17,821,085	$17,821	$18,320,431	$2,521,605	$2,201,817	$42,017,235	$65,078,899

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2011	2010
		restated
Cash flows from operating activities
Net income	$12,238,716	$7,428,623
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	260,577	224,656
Loss on disposal of property, plant and equipment	1,908	10,942
Accretion of beneficial conversion feature	1,029,487	-
Amortization of deferred fees on convertible notes	736,224	253,577
Interest expense on convertible notes	339,842	121,126
Change in fair value of warrants	(3,181,603)	(1,083,350)
Stock and option based compensation	184,344	-
Deferred income tax provision	-	323,970

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,946,124)	(433,728)
(Increase)/decrease in other receivables and prepayments	(496,515)	4,127,297
Decrease in amount due from equity holder	-	1,465,000
(Increase) in inventories	(1,201,923)	(662,830)

Increase (decrease) in accrued liabilities	158,949	(10,407,917)
Increase/ (decrease) in accounts payable	686,541	(128,858)
Increase in other payable	1,633,817	-
Increase in income taxes payable	216,325	2,905,998
Increase in restricted cash	355,976	-

Net cash provided by operating activities	9,016,541	4,144,506

Cash flows used in investing activities
Purchases of property, plant and equipment	(14,619)	(280,804)
Proceeds from disposal of property, plant and equipment	4,491	-
Purchase of leased land use rights	(7,111,204)	-
Purchase of intangible assets	(7,186,059)	-

Net cash used in investing activities	(14,307,391)	(280,804)

Cash flows from financing activities
Proceeds from borrowings	890,772	4,381,153
Repayment of borrowings	(4,483,801)	(5,860,000)
Repayment from related party	53,147	-
Cash fees on placement agent and other financing costs	-	(1,570,000)
Proceeds from issuance of convertible promissory notes	-	12,000,000
Proceeds from sale of common stock	1,870,955	-

Net cash flows (used in) provided by financing activities	(1,668,927)	8,951,153

Effect of foreign currency translation on cash and cash equivalents	476,212	266,544

Net (decrease) increase in cash and cash equivalents	(6,483,565)	13,081,399

Cash and cash equivalents at beginning of period	17,149,082	2,493,510

Cash and cash equivalents at end of period	$10,665,517	$15,574,909

Cash paid during the period for:
Interest paid	$811,582	$466,135
Income taxes paid	$3,306,820	$2,305,073

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$948,832	$-

Placement agent warrants issued	$-	$582,454

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

The Company’s consolidated financial statements as of and for the three and nine months ended March 31, 2011 and 2010 are being restated as follows:

	For the three months ended		For the nine months ended
Consolidated Statements of Income:	March 31, 2010		March 31, 2010
	As previously reported	As restated	As previously reported	As restated
Income before provision for income taxes	$3,727,693	$3,727,693	$9,946,524	$9,946,524
Provision for income taxes	(585,135)	(692,950)	(2,193,931)	(2,517,901)
Net income	$3,142,558	$3,034,743	$7,752,593	$7,428,623

Comprehensive Income:
Net income	$3,142,558	$3,034,743	$7,752,593	$7,428,623
Unrealized foreign currency translation gain (loss)	(157,384)	(159,418)	(108,823)	(114,400)
Comprehensive Income:	$2,985,174	$2,875,325	$7,643,770	$7,314,223

Earnings per share – basic	$0.20	$0.19	$0.48	$0.46
Earnings per share – diluted	$0.16	$0.16	$0.37	$0.35

Consolidated Statements of Income:	For the three months ended		For the nine months ended
	March 31, 2011		March 31, 2011
	As previously reported	As restated	As previously reported	As restated
Comprehensive Income:
Net income	$2,685,346	$2,685,346	$12,238,716	$12,238,716
Unrealized foreign currency translation gain (loss)	415,307	400,224	2,144,849	2,061,028
Comprehensive Income:	$3,100,653	$3,085,570	$14,383,565	$14,299,744

Consolidated Balance Sheets:
	As of March 31, 2011		As of June 30, 2010
	As previously reported	As restated	As previously reported	As restated
Deferred tax liabilities	$-	$2,393,151	$-	$2,309,321
Total liabilities	10,978,652	13,371,803	14,432,532	16,741,852

Accumulated other comprehensive income	2,771,443	2,521,605	626,584	460,577
Retained earnings	44,160,548	42,017,235	31,921,832	29,778,519
Total shareholders’ equity	$67,472,050	$65,078,899	$50,084,354	$47,775,034

Consolidated Statements of Cash Flows:	For the nine months ended
	March 31, 2010
	As previously reported	As restated
Net income	$7,752,593	$7,428,623
Deferred income tax provision	-	323,970
Net cash provided by operating activities	$4,144,506	$4,144,506

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

Initial measurement of VIE : we initially measured the assets, liabilities, and non-controlling interests of the VIEs at their carrying amount as of the date of the acquisition.

Accounting after initial measurement of VIE : subsequent accounting for the assets, liabilities, and non- controlling interest of a consolidated VIE are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary, or PB; and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The carrying amount and classification of Yantai Bohai’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2011	June 30, 2010
	(unaudited)
	restated	restated
Total current assets*	$45,056,495	$28,177,777
Total assets*	78,259,724	53,415,591
Total current liabilities**	19,654,445	9,005,735
Total liabilities**	$22,047,596	$11,365,056

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value our derivative liabilities.

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

Shipping Costs

Shipping costs are included in selling, general and administrative expense  and totaled $230,938 and $326,097 for the three months ended March 31, 2011 and 2010, respectively,  and totaled $598,525 and $608,500 for the nine months ended March 31, 2011 and 2010, respectively,

Advertising and Promotion

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

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29 , Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

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

				$4 ,398,849

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

Basic earnings per share are computed on the basis of the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for warrants.  The following table sets forth the computation of basic and diluted net income per common share:

11.	EARNINGS PER SHARE - Continued

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		restated		restated

Net income available for common shareholders	$2,685,346	$3,034,743	$12,238,716	$7,428,623
Effective interest charge on convertible note	438,376	347,793	986,842	347,793
Net income for diluted earnings per common share	$3,123,722	$3,382,536	$13,225,558	$7,776,4161

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Basic weighted average common stocks outstanding Effect of dilutive securities:	17,544,163	16,078,472	16,988,489	16,193,659
Warrants - incremental shares based on assumed proceeds & repurchases	-	-	-	-

Options - incremental shares based on assumed proceeds & repurchases	-	-	75	-
Restricted stock	14,722	-	9,398	-

Common shares if converted from Convertible Notes	5,250,000	5,666,667	5,441,240	5,890,511
Diluted weighted average for common stocks outstanding	22,808,885	21,745,139	22,439,202	22,084,170

Earnings per share:
Basic	$0.15	$0.19	$0.72	$0.46
Diluted	$0.14	$0.16	$0.59	$0.35

11.	EARNINGS PER SHARE - Continued

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

13.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS – Continued

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

A summary of our stock option activity as of March 31, 2011, and changes during nine months ended March 31, 2011 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, June 30, 2010	-	-	$-

Granted or vested during the nine months ended March 31, 2011	26,000	26,000	$2.0

Exercised during the nine months ended March 31, 2011	-	-	$-

Expired during the nine months ended March 31, 2011	-	-	$-

Balance, March 31, 2011 (unaudited)	26,000	26,000	$2.0

16.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and nine months ended March 31, 2011 and 2010, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Travel and accommodation	$3,197,894	$1,824,750	$7,215,635	$4,880,926
Advertising and promotion	3,962,454	2,767,549	10,461,435	8,732,252
Audit fees	12,483	-	101,534	-
Commission	1,155,155	1,060,462	2,628,125	3,464,415
Conference	1,269,264	738,898	4,161,191	3,070,497
Depreciation	10,421	9,397	30,427	27,872
Staff costs	966,557	608,263	2,106,130	1,571,400
Research and development cost	190,440	146,640	562,261	442,046
Other operating expenses	2,081,292	2,046,914	5,299,241	6,019,345

Total selling, general and administrative expenses	$12,845,962	$9,202,873	$32,565,981	$28,208,753

17.	INTEREST EXPENSE

For the three and nine months ended March 31, 2011 and 2010, interest expense consisted of the following:

17.	INTEREST EXPENSE – Continued

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest on short-term bank borrowings and notes payable	$19,659	$33,907	$187,446	$190,215
Amortization of beneficial conversion feature and warrants discount on convertible notes converted	96,393	-	1,029,487	-
Effective interest charge on Convertible Notes	438,376	347,793	986,842	347,793

Total interest expenses	$554,428	$381,700	$2,203,775	$538,008

18.	INCOME TAXES

For the three and nine months ended March 31, 2011 and 2010, income tax expense consisted of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
		restated		restated
Current taxes	(unaudited)	(unaudited)	(unaudited)	(unaudited)
United States	$-	$-	$-	$-
PRC	897,458	585,135	3,523,145	2,193,931

Deferred taxes
United States	(274,959)	226,560	(778,776)	226,560
PRC	-	106,979	-	322,634
				-
Change in valuation allowance	274,959	(225,724)	778,776	(225,224)

Total income tax expenses	$897,458	$692,950	$3,523,145	$2,517,901

18.	INCOME TAXES

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

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate and as follows for the three and nine months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		restated		restated

United States Tax at statutory rate	$1,218,153	$1,267,416	$5,359,032	$3,381,818
Foreign tax rate difference	(379,746)	(197,564)	(1,428,436)	(677,299)
Change in valuation allowance	274,959	(356,138)	778,776	148,012
Permanent difference	(159,222)	(20,764)	(454,508)	38,606)
Other reconciling items	(56,687)	-	(731,719)	-

Income tax expense	$897,458	$692,950	$3,523,145	$2,517,901

18.	INCOME TAXES - Continued

Our deferred tax assets and deferred tax liabilities as of March 31, 2011 and June 30, 2010 are as follows:
	As of March 31, 2011	As of June 30, 2010
	(unaudited)
Deferred tax asset:
Net operating loss carry forward	$648,867	$308,406
Stock options and warrants	438,315	-

Total gross deferred tax asset	1,087,182	308,406
Less: valuation allowance	(1,087,182)	(308,406)

Net deferred tax asset	$-	$-

Deferred tax liability
Intangible assets	$2,393,151	$2,309,321

During the three months ended March 31, 2011 and 2010, the valuation allowance increased by $274,959 and decreased by $356,138, respectively. During the nine months ended March 31, 2011 and 2010, the valuation allowance increased by $778,776 and $148,012, respectively.

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

Use of Non-GAAP Financial Measures

We make reference to financial measures (so called “Non-GAAP” measures) not complied in full accordance with generally accepted accounting principal (“GAAP”) in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely changes in fair value of our warrants, the accretion of beneficial conversion features on convertible notes, and option and stock-based compensation shown in the chart below, of $85,725 and $1,083,351 income for the three months ended March 31, 2011 and 2010, respectively, and $1,967,772 and $1,083,351 income for the nine months ended March 31, 2011 and 2010, respectively, due to the adoption of the Financial Accounting Standards Board’s (“FASB”) ASC 815 accounting standard as discussed in footnote 13 to the accompanying financial statements.

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

	Three Months Ended					Nine Months Ended
	March 31,					March 31,
					Increase					Increase
	2011		2010		(Decrease)	2011		2010		(Decrease)
			restated		restated			restated		restated
Net income available to common shareholders -GAAP	$2,685,346		$3,034,743		$(349,397)	$12,238,716		$7,428,623		$4,810,093
Add back (subtract):
Change in fair value of warrants	(263,118	) (a)	(1,083,351	) (a)	820,233	(3,181,603	) (a)	(1,083,351	) (a)	(2,098,252)
Accretion of beneficial conversion features on convertible notes converted	96,393	(a)	-	(a)	96,393	1,029,487	(a)	-	(a)	1,029,487
Change in option and equity based compensation	81,000	(b)	-	(b)	81,000	184,344	(b)	-	(b)	184,344
Adjusted net income available to common shareholders -non-GAAP	$2,599,621		$1,951,392		$648,229	$10,270,944		$6,345,272		$3,925,672
Net income margins non-GAAP	11.7%		12.7%		(1.0)%	16.8%		13.8%		3.0%

Basic earnings per share – GAAP	$0.15		$0.19		$(0.04)	$0.72		$0.46		$0.26
Add back (Subtract):
Change in fair value of warrants	(0.01	) (a)	(0.07	) (a)	0.05	(0.19	) (a)	(0.07	) (a)	(0.12)
Accretion of beneficial conversion features on convertible notes converted	0.01	(a)	0.00	(a)	0.01	0.06	(a)	0.00	(a)	0.06
Change in option and equity based compensation	0.00	(b)	0.00	(b)	0.00	0.01	(b)	0.00	(b)	0.01
Adjusted basic earning per share non-GAAP	$0.15		$0.12		$0.03	$0.60		$0.39		$0.21

Diluted earning per share-GAAP	$0.14		$0.16		$(0.02)	$0.59		$0.35		$0.24
Add back (Subtract):
Change in fair value of warrants	(0.01	) (a)	(0.05	) (a)	0.04	(0.14	) (a)	(0.05	) (a)	(0.09)
Accretion of beneficial conversion features on convertible notes converted	0.00	(a)	0.00	(a)	0.00	0.05	(a)	0.00	(a)	0.05
Change in option and equity based compensation	0.00	(b)	0.00	(b)	0.00	0.01	(b)	0.00	(b)	0.01
Adjusted diluted earning per share non-GAAP	$0.14	*	$0.11		$0.03 *	$0.50	*	$0.30		$0.20

Weighted average number of shares
Basic	17,544,163		16,078,472			16,988,489		16,193,659
Diluted	22,808,885		21,745,139			22,439,202		22,084,170

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

▪
Non-GAAP net income for the three months ended March 31, 2011 increased 33.2% to $2.6 million compared to the same period in 2010. GAAP Net income for the three months ended March 31, 2011 decreased 11.5% to $2.7 million compared to the same period in 2010 (See above Use of Non-GAAP Financial Measures).

o	Net income from operations increased 24.8% to $4.1 million this quarter compared to the same quarter last year

o
Net income margin decreased from 19.8% for the quarter ended March 31, 2010 to 12.1% this quarter. The decrease was mainly due to net decrease in certain non-cash gains such as fair value of our warrants this quarter and increase in selling related expenses, which could potentially increase our revenues in the near future.

o
Including in the net income was non-cash income of $263,118 and $1,083,351 for changes in fair value of warrants and non-cash charges for approximately $177,393 and $0 for restricted stocks and option base compensations as well as unamortized beneficial conversion for convertible notes this quarter compared to the same quarter last year

▪	Basic earnings per share increased to $0.72 and diluted earnings per share increased to $0.59 for the nine months ended March 31, 2011.

o	Non-GAAP diluted earnings per share increased 67% to $0.50 for the nine months ended March 31, 2011 compared to the same period in 2010.

o	Non-GAAP basic earnings per share increased 54% to $0.60 for the nine months ended March 31, 2011 compared to the same period in 2010.

▪	Including restricted cash, our total cash balance was $10.9 million and cash flow from operating activities was $9.0 million for the nine months ended March 31, 2011.

o	Total cash and cash equivalents decreased by $6.5 million at March 31, 2011 compared to June 30, 2010.

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

Operating Results

Comparison of the three months ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, in US dollars:

	For The Three Months Ended
	March 31,
				Percentage
				Increase
	2011	2010	Difference	(Decrease)
		restated	restated	restated

Net revenues	$22,153,412	$15,323,878	$6,829,534	44.6%

Cost of revenue	(5,213,548)	(2,841,385)	(2,372,163)	83.5%

Gross profit	16,939,864	12,482,493	4,457,371	35.7%

Selling, general, and administrative expenses	(12,845,962)	(9,202,873)	(3,643,089)	39.6%

Income from operations	4,093,901	3,279,620	814,281	24.8%

Total other income (expenses)	(511,097)	448,073	(959,170)	(214.1)%

Income before provision for income taxes	3,582,804	3,727,693	(144,889)	(3.9)%

Provision for income taxes	(897,458)	(692,950)	(204,508)	29.5%

Net income	$2,685,346	$3,034,743	$(349,397)	(11.5)%

The following table sets forth key components as a percentage of net revenue for the three months ended March 31, 2011 and 2010:

	For The Three Months Ended
	March 31,

	2011	2010

Net revenues	100.0%	100.0%

Cost of sales	(23.5)%	(18.5)%

Gross profit	76.5%	81.5%

Selling, general, and administrative expenses	(58.0)%	(60.1)%

Income from operations	18.5%	21.4%

Total other income(expenses)	(2.3)%	2.9%

Income before provision for income taxes	16.2%	24.3%

Provision for income taxes	(4.1)%	(4.5)%

Net income	12.1%	19.8%

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

Provision for Income Tax

Our provisions for income taxes for the three months ended March 31, 2011 and 2010 were $897,458 and $692,950, an increase of $204,508 or 29.5% from this quarter over the same quarter in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see Note 18 to the accompanying financial statements).

Net Income

We had net income of $2,685,346 for the three months ended March 31, 2011, as compared to net income of $3,034,743 for the three months ended March 31, 2010, a decrease of $349,397, or 11.5%. This translates into basic net income per common share of $0.15 and $0.19, and diluted net income per common share of $0.14 and $0.16, for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $4,457,371 offset by a decrease on gains for non-cash related activities such as changes in fair value of our warrants, accretion of beneficial conversion features on convertible notes, and option and stock-based compensation for a total of $997,626, an increase in selling, general and administrative expenses of $3,643,090, and an increase in tax provision of $312,323 this fiscal quarter compared to the same quarter in prior year.

Net income margin was 12.1% this fiscal quarter compared to 19.8% for the same fiscal quarter in last year, representing a decrease of 7.7%. The decrease in net income margin for the three months ended March 31, 2011 over the period in the last fiscal year was principally due to a decrease in net gains for non-cash related activities such as changes in fair value of our warrants, unamortized beneficial conversion features on convertible notes converted, and option and stock-based compensation for a total of $997,626. If we excluded such net gains, the net income margins would be 11.7% this fiscal quarter compared to 13.4% for the same quarter in last year.

We had a Non-GAAP net income of $2,599,621 for the three months ended March 31, 2011, as compared to Non-GAAP net income of $1,951,392 for the three months ended March 31, 2010, an increase in Non-GAAP net income of $648,229, or 33.2%. This translates to basic Non-GAAP net income per common share of $0.15 and $0.12, and Non-GAAP diluted net income per common share of $0.14 and $0.11, for the three months ended March 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures in Item 2)

Total other income included a non-cash gain on change in fair value of investor and agent warrants of $263,117 for the three months ended March 31, 2011 compared to a non-cash gain of $1,083,351 for the same period in 2010. Total other income this quarter was also comprised of non-cash charges for unamortized BCF on warrant discount of $96,393 for convertible notes in connection with our private placement on January 5, 2010.

Comparison of the nine months ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the nine months ended March 31, 2011 and 2010, in US dollars:

	For The Nine Months Ended
	March 31,
				Percentages
	2011	2010	Difference	Increase
		restated	restated	restated

Net revenues	$61,289,991	$46,072,455	$15,217,536	33.0%

Cost of revenues	(13,341,860)	(8,205,715)	(5,136,145)	62.6%

Gross profit	47,948,132	37,866,740	10,081,392	26.6%

Selling, general, and administrative expenses	(32,565,981)	(28,208,753)	(4,357,228)	15.4%

Income from operations	15,382,151	9,657,987	5,724,164	59.3%

Total other income (expenses)	379,710	288,537	91,173	31.6%

Income before provision for income taxes	15,761,860	9,946,524	5,815,336	58.5%

Provision for income taxes	(3,523,145)	(2,517,901)	(1,005,244)	40.0%

Net income	$12,238,716	$7,428,623	$4,810,093	64.8%

The following table sets forth key components as a percentage of net revenue for the nine months ended March 31, 2011 and 2010:

	For The nine Months Ended
	March 31,
	2011	2010
		restated

Net revenues	100.0%	100.0%

Cost of sales	(21.8)%	(17.8)%

Gross profit	78.2%	82.2%

Selling, general, and administrative expenses	(53.1)%	(61.2)%

Income from operations	25.1%	21.0%

Total other income(expenses)	0.6%	0.6%

Income before provision for income taxes	25.7%	21.6%

Provision for income taxes	(5.7)%	(5.5)%

Net income	20.0%	16.1%

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

Provision for Income Tax

Our provisions for income taxes for the nine months ended March 31, 2011 and 2010 were $3,523,145 and $2,517,901, an increase of $1,005,244 or 40.0% from this fiscal year to date over the same period in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see footnote 18).

Net Income

We had a net income of $12,238,716 for the nine months ended March 31, 2011, as compared to net income of $7,428,623 for the nine months ended March 31, 2010, an increase in net income of $4,810,093, or 64.8%. This translates into basic net income per common share of $0.72 and $0.46 and diluted net income per common share of $0.59 and $0.35, for the nine months ended March 31, 2011 and 2010, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $10,081,391 offset by an increase in selling, general and administrative expenses of $4,357,227 and an increase in the tax provision of $1,329,214 this fiscal year to date compared to the same period in prior year.

Net income margin was 20.0% for the nine months ended March 31, 2011 compared to 16.1% for the same period last year, an increase of 3.9%. The increase in net income margin for the nine months ended March 31, 2011 over the period in the previous fiscal year was principally due to an increase in net gains on non-cash related activities such as changes in fair value of our warrants, accretion of beneficial conversion features on convertible notes converted, and option and stock-based compensation for a total of $884,421. If we excluded such net gains, the net income margin would be 16.8% this fiscal year to date compared to 13.8% for the same period in last year.

We had Non-GAAP net income of $10,270,944 for the nine months ended March 31, 2011, as compared to Non-GAAP net income of $6,345,272 for the nine months ended March 31, 2010, an increase in Non-GAAP net income of $3,925,672, or 61.9%. This translates into basic Non-GAAP net income per common share of $0.60 and $0.39 and Non-GAAP diluted net income per common share of $0.50 and $0.30, for the nine months ended March 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures in Item 2)

Total other income included a non-cash gain on change in fair value of investor and agent warrants of $3,181,603 for the nine months ended March 31, 2011 compared to $1,083,351 for the same period in 2010.

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