Form 10-K
period 2011-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2011-09-28
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ending June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0697405
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐   No  ☐.

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

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on December 31, 2010, as reported on the OTC Bulletin Board, was approximately $13,299,122.

As of September 28, 2011, there were 17,861,085 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the
Fiscal Year Ended June 30, 2011

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis or Plan of Operation.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof.  We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•
our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng (currently $12 million is due within 12 months, and a total of $29 million is due); (ii) satisfy our obligations under our convertible notes due January 5, 2012 (currently $10.45 million due) or (iii) otherwise to support our business plans;

•	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

-i-

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•
our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

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

-ii-

PART I

As used throughout this Annual Report, the terms “BOPH,” “Company,” “we,” “us,” or “our” refer to Bohai Pharmaceuticals Group, Inc., a Nevada corporation, together with:

(i)           its wholly owned subsidiary, Chance High International Limited, a British Virgin Islands company (“Chance High”);

(ii)         Chance High’s wholly owned subsidiary, Yantai Shencaojishi Pharmaceuticals Co., Ltd., a PRC company (“WFOE”);

(iii)        Chance High’s wholly owned subsidiary, Yantai Nirui Pharmaceutical Co., Ltd., a PRC company (“WFOE II”);

(iv)         the WFOE’s variable interest entity, Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company (“Bohai”), which is our initial operating subsidiary; and

(v)          WFOE II’s wholly owned subsidiary, Yantai Tianzheng Pharmaceutical Co., Ltd., a PRC company (“Yantai Tianzheng”), which we acquired in August 2011 and is our second operating subsidiary.

In this Annual Report, we sometimes refer to BOPH, Chance High, WFOE, WFOE II, Bohai and Yantai Tianzheng collectively as the “Group.”  As used in this Annual Report, “China” or “the PRC” refers to the People’s Republic of China.

Item 1.  Business.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine, or TCM.  We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  Our initial operating subsidiary Bohai obtained Drug Approval Numbers (or DANs) for 29 varieties of traditional Chinese herbal medicines in 2004, an additional 14 varieties in December 2010.  Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011.  We currently produce 19 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine.  Of these 19 products, 12 are prescription drugs and 7 are over the counter (or OTC) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products.  In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement.  In addition, one of our current products and four of our newly acquired formulas are currently included on the Chinese government's Essential Drug List (or EDL).  Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government.   Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products.  Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule is in the process of renewal its protective status and is currently on NDRL.

The Chinese government has previously awarded us exclusive rights to manufacture our Tongbi Capsules product.  We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product, which rights expire on July 9, 2012.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (which we refer to herein as the Certificate of Protection) issued by the SFDA for Tongbi Capsules and Shangtongning Tablets, which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted the application to extend such protection period for Tongbi Capsules on March 12, 2009.  The SFDA approved our request and the protection period for Tongbi Capsules has been extended to September 13, 2016.  We have decided to not submit an extension of protection application for Shangtongning Tablets, but will continue to manufacture this product.

Our strategy is to leverage the “protected” status and national insurance coverage for certain of our pharmaceutical products to aggressively increase market penetration throughout China, the world’s most populous nation.  By utilizing our distribution platform, in addition to utilizing mass media and other marketing methods to build awareness of our brand, we have been able to and will continue to seek to significantly grow our revenues and earnings.  In addition, as evidenced by our acquisition of Yantai Tianzheng, we may seek additional acquisition candidates or undertake other strategic transactions to broaden our product offerings and sales, marketing and manufacturing capabilities.

We are focusing a significant portion of our marketing efforts on our Lung Nourishing Syrup and expect to continue this effort over the next several years.  Lung Nourishing Syrup( which we formerly referred to as “Lung Nourishing Cream”), an ingestible liquid product, is one of our most popular products, and its main ingredient, Laiyang Pear, to our knowledge, is not available in other similar pharmaceutical products.  We applied for a patent for Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis, which application was approved by the State Intellectual Property Office of the PRC on June 23, 2010.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007.  For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

Our business strategy also seeks to capitalize on new government programs established in early 2009 to extend health insurance coverage to previously uncovered Chinese citizens.  The PRC government’s new health care policies are also designed to encourage the use of TCM and its approach to wellness and treatment of disease.  As a result, the government continues to expand the number of TCMs eligible for reimbursement under national medical insurance programs.  This has resulted in medical professionals working in the state-run medical facilities to increasingly prescribe and recommend TCM products of the type we manufacture and market.  The state-run facilities provide the majority of medical care in China.  Three of our lead products, Lung Nourishing Syrup and Tongbi Capsules and Tablets, are eligible for insurance reimbursement coverage, with others expected to follow.  Currently public health officials in China are developing general consumer awareness of increasing problems and concerns with respiratory and lung health caused by pervasive national air pollution.  This nationwide epidemic is an unfortunate by-product of the robust development of China’s expansive manufacturing and industrial activities.  Increased air pollution is a cause and contributory factor to a range of acute respiratory illnesses including chronic conditions such as asthma.  As a result, we intend to significantly increase our advertising for our Lung Nourishing Syrup.

As of the date of this Annual Report, we have approximately 847 employees operating from 21 offices throughout China.  As we are committed to strong sales efforts, approximately 354 of our employees are sales representatives.

As is not uncommon for Chinese companies listed in the U.S., we control our Chinese operating subsidiary, Bohai, pursuant to a series of variable interest entity contractual agreements (the “VIE Agreements”), under which we assume management of the business activities of Bohai and have the right to appoint all executives and senior management and the members of the board of directors of Bohai.  Under these arrangements, however, we do not, directly or indirectly, own any shares in Bohai, which are owned by Mr. Qu, our Chairman, President and Chief Executive Officer and two unaffiliated parties.  Please see “Contractual Arrangements with Bohai and its Shareholders” below.

We do, however, directly own our Yantai Tianzheng operating subsidiary through WFOE II.

Background and Key Events

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

In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, our former sole officer and director (“Zaradic”), cancelled a total of 1,500,000 shares of common stock owned by him.  As a further condition of the Share Exchange, effective as of January 5, 2010, Zaradic resigned from all of his positions with our company and Hongwei Qu (“Qu”), the former principal shareholder and Executive Director of Bohai, was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary and also, effective January 16, 2010, as our sole director.  In June 2010, Mr. Qu relinquished the positions of Interim Chief Financial Officer, Treasurer and Secretary and we appointed Gene Hsiao as our Chief Financial Officer.  On July 12, 2010, we appointed three independent directors to our board of directors.

January 5, 2010 Private Placement and Related Agreements

Securities Purchase Agreement.  On January 5, 2010, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) and Euro Pacific Capital, Inc. (“Euro Pacific”), as representative of the Investors, relating to a private placement by us of 6,000,000 units consisting of Notes and Warrants, which we refer to herein as the private placement.  The consummation of the private placement resulted in gross proceeds to us of $12,000,000 and net proceeds of approximately $9,700,000.  Each unit consisted of a $2.00 principal amount, two year convertible Note and a three year Warrant to purchase one share of our common stock at $2.40 per share, subject to certain conditions.  Euro Pacific acted as the lead placement agent and Chardan Capital Markets, LLC acted as co-placement agent of the private placement.

Registration Rights Agreement.  In connection with the private placement, we entered into Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the Securities and Exchange Commission (“SEC”) for public resale.  We filed such registration statement with the SEC, and registration statement was declared effective by the SEC on August 12, 2010.

Securities Escrow Agreement.  Also in connection with the private placement, we entered into a Securities Escrow Agreement (the “Securities Escrow Agreement”) with Euro Pacific, as representative of the Investors, our principal shareholder, Glory Period Limited, a British Virgin Islands company that we refer to herein as Glory Period and which was the majority shareholder of Chance High prior to the Share Exchange, and Escrow, LLC, as escrow agent (the “Escrow Agent”).  Pursuant to the Securities Escrow Agreement, Glory Period has pledged and deposited a stock certificate representing 1 million shares of our common stock (the “Escrow Shares”) into escrow in order to provide security to the Investors in the event of an occurrence of an event of default under the Notes.  Upon the earlier to occur of the full repayment of all amounts due to the Investors under the Notes or the conversion of fifty percent of the principal face value of Notes into shares of common stock, the Investors’ rights in and to the Escrow Shares shall terminate.  Glory Period is controlled by Qu through certain contractual relationships described elsewhere in this Annual Report.

Closing Escrow Agreement. Pursuant to a Closing Escrow Agreement (the “Closing Escrow Agreement”) that we entered into in connection with the private placement on December 10, 2009, we placed a total of $240,000 of proceeds from the private placement (the “Holdback Amount”) with the Escrow Agent.  The Holdback Amount represents an amount sufficient to satisfy the payment to the Investors of one quarterly interest payment due on the aggregate principal amount of all Notes issued in the private placement.  If, subject to certain conditions and after applicable notice and cure periods, an event of default is declared by Euro Pacific with respect to our failure to make a quarterly interest payment to Investors, the Escrow Agent shall disburse such portion of the Holdback Amount to the Investors, and we shall be obligated to deposit additional amounts equal to the Holdback Amount with Escrow Agent.  At such time as seventy-five percent of the aggregate shares of common stock underlying the Notes have been issued upon conversion of the Notes, all remaining funds of the Holdback Amount shall promptly be disbursed to us.

Corporate Name Change

On January 29, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we merged with a newly formed, wholly owned subsidiary called Bohai Pharmaceuticals Group, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”).  Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Bohai Pharmaceuticals Group, Inc.  As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our corporate name.

Changes of Our Independent Registered Accounting Firms

Effective January 29, 2010, upon the approval of our board of directors, we dismissed John Kinross-Kennedy as our independent registered public accountant and appointed Parker Randall CF (H.K.) CPA Limited (or Parker Randall) as our independent registered public accounting firm.

On June 24, 2011, the audit committee of our board of directors approved the dismissal of Parker Randall as our independent registered public accounting firm, effective as of June 28, 2011, and appointed Marcum Bernstein & Pinchuk LLP as our independent registered public accounting firm as of June 24, 2011.

Intangible Assets Transfer

On December 9, 2010, we entered into an Transfer Agreement of Intangible Assets (the “Transfer Agreement”) with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd., a company incorporated in the People’s Republic of China (“Daxin”), pursuant to which Daxin agreed to transfer to us all rights and title in and to 14 Drug Approval Numbers (“DANs”) for 14 traditional Chinese medicines, which DANs were previously issued to Daxin by the Shandong Branch of the SFDA.  The aggregate purchase price is RMB 48 million (approximately US$7,200,000).  As of the date of the execution of the Transfer Agreement, the proposed transfer of the aforementioned 14 DANs has been approved by Shandong SFDA.  Such purchase price has been paid in full.

Acquisition of Yantai Tianzheng

On August 8, 2011, WFOE II entered into a Share Purchase Agreement (the “SPA”) pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng.  Under the terms of the SPA, WFOE II will purchase such shares from Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu.  The percentage interests owned by Mr. Chi, Ms. Wang and Mr. Yu in Yantai Tianzheng, are 60%, 30% and 10%, respectively.  The SPA also contained customary representations, warranties and covenants of the parties.  Mr. Chi (the majority shareholder of Yantai Tianzheng) also entered into an agreement related to his employment by Yantai Tianzheng, ownership of his future work products and certain confidentiality and non-compete obligations.

The purchase price to be paid for Yantai Tianzheng is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price is payable in cash in the following installments:

1.           The first cash payment in the aggregate amount of $ 6,000,000 was paid within 10 calendar days after the execution of the SPA.

2.           The second cash payment in the amount of $12,000,000 will be payable within 6 months after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as the performance of all “transition period” obligations related to renewal or extension of material operational agreements and employment agreements.

3.           The third cash payment of $12,000,000 will be payable within 1 year after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as amendment or obtainment of certain certificates and license necessary for consummation of the transaction.

4.           The fourth cash payment of $5,000,000 will be payable within 18 months after the execution of the SPA, subject to certain conditions.

In addition, each installment requires satisfaction of conditions applicable to its prior payment(s), completion of assignment of certain licenses or certificates, and absence of a material adverse change affecting Yantai Tianzheng during the respective installment periods.  In the event that WFOE II fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan owed by WFOE II to the Shareholders of Yantai Tianzheng, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum.  As long as such interest payments are made on a timely basis and the outstanding principal of such loan and interest are satisfied in full within 2 years after the applicable installment failure date, WFOE II will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over Yantai Tianzheng. Furthermore, even in the event of non-payment by WFOE II of any principal or interest under the loans as described above, or in the event of any other breach or default by WFOE II  of the SPA, the remedies of the former Yantai Tianzheng Shareholders against WFOE II are limited solely to monetary damages, and in all instances such Shareholders will have no right to reclaim ownership of Yantai Tianzheng or demand that WFOE II in any way revert control or legal ownership over the shares of Yantai Tianzheng back to such shareholders.

The acquisition of Yantai Tianzheng marked a major milestone for our company.  The acquisition expanded our product lines and will allow us to leverage our respective sales and distribution channels. Yantai Tianzheng’s current sales network spans over 14 major provinces as well as over 14 Tier 2 and Tier 3 cities, with products sold in over 1,100 hospitals across China.  In addition, Yantai Tianzheng brings additional manufacturing capacity which meets GMP standards and will allow us to further expand our production.  We plan to consolidate and integrate the two companies’ operations, which could provide substantial improvement in the operating efficiency of the combined companies.

Intangible Asset Impairment

During the fourth quarter of our 2011 fiscal year, we determinate that we will no longer manufacture or seek to develop a market for eight of our products due to a change of our business strategy resulting from our acquisition of Yantai Tianzheng.  As a result of this decision, the total cost of these eight products, in the amount of $635,442, was charged to non-cash impairment loss during the 4th quarter of the fiscal year ended June 30, 2011.  Even though we incurred an impairment loss for these eight products, we continue to retain a full ownership of these products and can still manufacture them at any time we deem desirable.

Corporate Structure and Related Agreements

Our organizational structure as of the date of this Annual Report is summarized below:

Chance High owns 100% of the issued and outstanding capital stock of the WFOE.  On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, which include Qu (our Chairman, President and Chief Executive Officer, who owns 90% of Bohai’s shares) and two unaffiliated parties.  Pursuant to the VIE Agreements, WFOE does not directly own the equity of our operating subsidiary, but rather effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s Shareholders have pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.

In addition, on December 7, 2009, Mr. Qu entered into a call option agreement (the “Call Option Agreement”) with Joshua Tan (“Tan”), the sole shareholder of Glory Period, a British Virgin Islands company, which was the majority shareholder of Chance High prior to the share exchange.  The Call Option Agreement became effective upon the closing of the Share Exchange.  Under the Call Option Agreement, Tan shall transfer up to 100% shares of Glory Period within the next 3 years to Qu for nominal consideration, which would give Qu indirect ownership of a significant percentage of our common stock.  The Call Option Agreement provides that Tan shall not dispose any of the shares of Glory Period without Qu’s prior written consent.

Executive Offices

Our headquarters are located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, P.R. China 264000. Our telephone number is +86(535)-685-7928.

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

Our Products

Overview

Through our operating subsidiary Bohai, we obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2004 and an additional 14 varieties in December 2010 through a product acquisition and currently produce 15 TCM pharmaceutical products.  Through our Yantai Tianzheng operating subsidiary, we hold 5 additional varieties of traditional Chinese herbal medicines, of which we currently produce four.  Of our 19 products in production, 12 are prescription drugs and 7 are OTC products.  All of our products are derived from herbal and organic sources.

The following is a list of the approved pharmaceutical products that we are producing with their intended uses:

Lung Nourishing Syrup.  Lung Nourishing Syrup is designed to moisten the lung and relieve coughs and can be used to treat weak lung and chest tightness, poor chronic cough, shortness of spontaneous breath and chronic bronchitis.

Tongbi Capsules.  This product is designed to promote blood circulation and relieve swelling and pain, and can be used to treat cold resistance, liver and kidney deficiency, arthralgia syndrome and rheumatoid arthritis.

Tongbi Tablets.  Tongbi Tablets are designed to regulate and fortify the blood promote blood circulation and relieve swelling pain and can be used to treat alpine resistance, liver and kidney deficiency, including rheumatoid arthritis.

Shangtongning Tablets.  This product is designed to alleviate pain and can be used to treat bruises.

Zhuangyuan shenhailong Medicinal Wine.  This liquid product is designed to promote kidney function and can be used to treat the weakness waist and knee fatigue, insomnia and forgetfulness.

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

Huoxue Shujin Ting.  This product is designed to promote blood circulation and relieve blood congestion, and can be used to treat pain in the waist and leg, numbness in the feet and hands and arthritis.

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

Fangfengtongsheng Granule. This product is used to treat fever, headache, constipation, measles and eczema.

Zhengxintai Capsule.  This product is used to improve kidney function and treat coronary artery disease and angina.

Tongmai Granule.  This product is used to treat ischemic heart and cerebrovascular diseases, arteriosclerosis and cerebral thrombosis

Bezoar Antipyrotic Tablet.  This product is used to heat detoxificationeliminate heat from the body, swelling and pain.

Of our 19 products currently in production, 12 (Tongbi Tablets, Tongbi Capsules, Shangtongning Tablets, Danqi Tablets, Huoxue Shunjin Ting, Compound Manshanhong Syrup, Sanqi Shang Tablets, Shujin Huoxue Tablets, Tongmai Granule, Fangfengtongsheng Granule and Zhengxintai Capsule) are available only through prescription.

In addition to the 19 medicines currently in production, we hold the rights to produce 29 other herb-based pharmaceutical formulations.  We anticipate that we will commence the manufacturing and distribution for these additional products if and when appropriate business conditions develop.

Product Types

Bohai has five production lines for the manufacturing of medicines in five forms, including tablets, granules, capsules, syrup, and medicinal wine.  Our current production capacity is approximately:

•	1.35 billion tablets and 370 million capsules;

•	30 million bags granules;

•	20 million bottles/units of concentrated decoctions;

•	15 million bottles/units of syrup;

•	1 million bottles/units of tinctures; and

•	1 million bottles/units medical wine.

We believe that during the fiscal year ended June 30, 2011, on average, we operated at approximately 50% of our production capacity and we believe we are currently operating at approximately 60% of capacity.  Yantai Tianzheng has annual production capacity of 400 million tablets, 300 million capsules and 250 million bags of granules respectively and operated on average at 35% of its production capacity for the period ended June 30, 2011

One of our pharmaceutical products has been granted “protected” status by the PRC government, a marketplace classification used by the government to regulate both production and distribution of traditional and herbal medicines in addition to the product formula right itself.  These “protected” medicines are not patented in the traditional commercial sense but are essentially proprietary.  The protection refers, in part, to standardizations of formulae which require that medicines of the same name have the same type and proportion of ingredients.  The “protected” designation grants us exclusive manufacturing and distribution rights within China over certain protected products or with up to six manufacturers in other cases.

We have the exclusive rights to manufacture Tongbi Capsules and we share manufacturing rights with one or more manufacturers for Shangtongning Tablets and Anti-flu Granules.  The exclusive rights usually have a term of seven years and can be extended for another seven year period after the initial seven year period elapses.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009 and we have filed an application for extending the protection period on March 12, 2009 for Tongbi Capsules. SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. We have decided not to submit extension application of Shangtongning Tablets, because the SFDA shall not approve Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China according to applicable Chinese SFDA regulations.  The shared manufacturing rights for Anti-flu Granules expire on July 9, 2012.

During fiscal 2011, we expect to increase marketing and advertising of Tongbi Capsules and Tablets, which are formulated to treat various forms of arthritis.  Sales of our Tongbi medicines are expected to grow in fiscal 2011 due to its protective status and strong demands of drug consumption resulting from health insurance reform in China.  In addition to the Tongbi medicines and the Lung Nourishing Syrup, other substantial contributors to our revenues include its Shangtongning Tablets which are also expected to grow in fiscal 2011 due to strong demands of drug consumption resulting from health insurance reform in China and our marketing efforts.  Sales of our OTC product Bazhen Yimu Cream, used to strengthen the immune system, the enhancement of physical strength and conditioning, are also projected to grow in fiscal 2011 due to strong demands of drug consumption resulting from health insurance reform in China.  As our Tongbi Capsule has been included in the EDL for Shangdong Province, we will focus our marketing efforts in the rural hospitals in Shandong during fiscal 2012.

We will continue to promote four products being sold by Yantai Tianzheng under its current marketing strategy combined with our existing national sales efforts.  In particular, we expect that sales from Yantai Tianzheng’s top two products (Fangfengtongsheng Granule and Zhengxintai Capsule) will continue to grow in 2012 due to their exclusive status and/or NDRL status.

We price our medicines well under government-mandated caps and at a premium to most competitors because we use high quality raw materials and rely on strict quality control and management to produce high quality finished products.  We therefore believe, subject to applicable clinical analysis, that the purity, potency and effectiveness of our ingredients are superior to similar products in the Chinese marketplace.  As Chinese pharmaceutical regulatory authorities continue to tighten drug regulations to improve Chinese drug quality and safety standards, future entry into the pharmaceutical industry has become an increasing challenge.

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

According to a report published in Newsweek, total consumer spending in China reached $1.7 trillion in 2007, compared with $12 trillion in the U.S.  In its China Consumer Survey published in January 2010, Credit Suisse found that household income in China of the bottom 20% of those surveyed rose by 50% since 2004, while the top 10% had grown 255% to around RMB 34,000 per month.  Credit Suisse expects China’s share of global consumption to increase from 5.2% at US$1.72 trillion in 2009 to 23.1% at US$15.94 trillion in 2020, overtaking the U.S. as the largest consumer market in the world. Further, research on Chinese consumers by management consulting firm McKinsey classifies two million households out of a population of 1.3 billion as “wealthy,” based on fairly modest annual earnings of more than $30,000.  An enormous middle class is rising, however, numbering some 70 million urban households, but these still earn $5,000-$10,000 a year.  China’s National Bureau of Statistics, based on a random survey of 65,000 urban households in China, found that the average (annual) disposable income of urban residents in the first half of 2009 was U.S. $1,300, an increase of 9.8% compared to the same period last year.  When price factors are deducted, this is equivalent to a real increase of 11.2%.  The average consumption expenditure amount of urban residents in the first half of 2009 was U.S. $876, an increase of 8.9% compared to the same period last year. When price factors are deducted, this is equal to a real increase of 10.3%.

TCM Industry Drivers

We believe that demographic, governmental and related factors in the China will be favorable to growth and expansion of our business.

Growing Prosperity of the Chinese People.  The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2010.  According to Euromonitor data, spending by Chinese people on these goods and services will increase from $100 billion in 2007 to $145 billion in 2010.  According to the Southern Medicine Economic Institute of the SFDA, sales of TCM increased 20% in 2010 as compared to 2009 in selected hospitals in the cities of Beijing, Guangzhou, Nanjing, Chongqing, Chengdu, Xi'an, Harbin, Shenyang, and Zhengzhou.  Overall sales of TCM in such hospitals increased at an annual rate of more than 20% during the past three years.

Population and Aging

•	The total population of China was 1.34 billion at the end of 2010, according to official government estimates.

•	Due to improved healthcare, the elderly population of China is growing.

•	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.

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

Government Policies in Health Care and TCM.  In April of 2009 the PRC government implemented a new national medical and health plan.  Among other features, this new plan extended national medical insurance coverage to China’s rural areas, where the bulk of the population resides.  This expanded coverage will eventually encompass virtually all of China’s 1.3 billion citizens, greatly expanding the market for TCM pharmaceuticals, as well as other health care products and services.   This has led to massive potential for increased sales growth for Bohai and other providers of TCM pharmaceutical products.

According to Espicom Business Intelligence, by 2011, the PRC government’s health care investment will rise to $125 billion, compared with $96 billion for 2008.  Direct health care subsidies of urban and rural residents will amount to $57 billion.  China’s health care investment is expected to witness a growth of 19.7% and the overall growth rate will reach more than 25%.

Government Support of Traditional Chinese Medicine.  Among its public health initiatives, the Chinese government officially supports use of TCM to enhance wellness and to treat chronic and acute diseases. The government has also commenced a program to evaluate TCM and herbal-based pharmaceuticals for coverage and reimbursement under national medical insurance.  In 2002, TCM was declared a “national strategic industry” in the government’s “Development Outline of Traditional Chinese Medicine Modernization (2002 – 2010).”

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

Our strategic initiatives include the following:

Grow Hospital Presence.  We have targeted over 600 hospitals in 100 locations throughout China for direct marketing of Bohai products.  As part of this initiative, our sales team will expand its marketing activities to educate hospital personnel about our product lines and train hospital employees in the preventative and curative qualities of these products.  The initial focus will capitalize on the best known and most popular of our products, such as Tongbi capsules and Shangtongning tablets, using these as door-openers for our other medicines

The average marketing cost to “open” each hospital to our products is $1,500.  For our base Bohai business, we are currently targeting the following provinces and the number of hospitals in such provinces indicted below:

Cities	Number of Hospitals
Zhejiang	50
Jiangsu	40
Anhui	30
Shandong	300
Sichuan	50
Hunan	40
Henan	40
Yunnan	20
Fujian	40
Shanghai	40
Hubei	30

Build Awareness of the Lung Nourishing Syrup.  We allocated a significant portion of the proceeds from our January 2010 private placement for brand-building and continue to dedicate resources to these efforts.  We will primarily target consumers through television and print advertising to expand awareness of the uses and effectiveness of our Lung Nourishing Syrup.  The advertising will incorporate targeting smokers and workers with occupational diseases as well as city dwellers exposed to smog.  It is expected that the consumer television advertising program will initially be focused in the following areas:

TV Station Location
Shandong
Anhui
Hubei
Sichuan
Chongqing
Shanxi
Jiangsu
Liaoning

We spent approximately $15 million in advertising and promotion expense in fiscal year 2011 as compared to approximately $13 million in advertising and promotion expense in fiscal year 2010. As a result of our efforts in fiscal year 2011, sales from Lung Nourishing Syrup increased by 33% compared to last fiscal year. By the end of our fiscal 2011, we added more than 200 level 2 hospitals and more than 10 new drug store chains to our national network of retail locations in China currently selling our Lung Nourishing Syrup.  As a result, we now sell Lung Nourishing Syrup in more than 1,600 level 2 hospitals and more than 36 drug store chains across China.

Expand to Rural Areas.  We expect to execute a comprehensive marketing campaign targeting 100 rural counties as a result of the national government’s emphasis on expansion of healthcare and health insurance into the country’s rural areas.  We plan on starting its rural marketing in Shandong, Anhui, Liaoning and Hubei.  Our sales team will market its products to pharmacies, hospitals, physicians, herbal medicine experts, media outlets and other opinion leaders in these rural areas.  The main purpose is to be listed in the New Rural Cooperative Medical Directory which is farmer-friendly and assists these rural dwellers with reimbursement of medical expenses.

Generally, the marketing cost of this professional relationship-building with each rural county is $3,000. Total estimated marketing costs in the New Rural Cooperative Medical Directory could be in excess of $1,000,000. We plan to continue our efforts in hiring additional sale people under our current strategy as national health reform continue to focus in the rural areas especially in Shandong province.  All of these sales and marketing initiatives will involve both OTC and prescribed products.

Develop Our Product Lines and Product Awareness.  Brand awareness marketing will include the promotion and introduction to new markets of the current popular Bohai products such as Tongbi Tablets, Lung Nourishing Syrup, Fangfengtongsheng Granule, and  Zhengxintai Capsule.  As part of our increase in sales and marketing staff, we plan to have special trainers and presenters who can conduct promotional events and seminars to increase awareness of our products.

Seek Acquisitions of Complimentary Companies or Assets.  We believe that there may be TCM companies (such as Yantai Tianzheng) or assets in China that would be complimentary with our current product offerings and which could fit well with our sales and marketing platform.  We may seek to acquire such assets or other companies as a means to grow our revenue and profitability.

Competitive Advantages

We believe there are several key factors that will continue to differentiate us from our competition in the PRC:

•
“Protected” Status of Key Bohai Product.  One of our lead products (Tongbi Capsules) currently enjoys exclusive protected status by the PRC government.  We have submitted an application for extending the protection period for this product.  This status regulates competition, granting us exclusive or near-exclusive rights to manufacture and sell the protected products. SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. We submitted to the SFDA our request for renewal of the protected status for Zhengxintai Capsule on February 26, 2010, and such request is currently being reviewed.  We are in the process of applying for protected status for Fangfengtongsheng Granule, and such application was received by SFDA on June 30, 2010.

•
Patent Granted for Lead Product.  We have received a patent in the PRC for our Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007.  For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

•
Insurance Coverage for Lead Bohai Products.  Five  of our lead products, Lung Nourishing Syrup,  Tongbi Capsules and Tablets, Fangfengtongsheng Granule and Zhengxintai Capsule, are listed in the Catalogue Eligible for Medicine Reimbursement as of November 30, 2009.  This means that these medicines are eligible for reimbursement under the national health insurance.  We will seek to have additional (approximately 2-3) products listed in the catalogue.

•
Low Development Costs.  We enjoy relatively low research and development (including acquisition) costs for our TCM products compared with western pharmaceuticals as our products are derived from recognized formulas.

•	Effective Sales Force. We maintain a highly trained sales force of approximately 354 people as of the date of this Annual Report.

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

Our principal suppliers include Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medicine Purchasing and Supply Station, Zibo Taibao Forgery-proof Product Co., Ltd., and Zhejiang Yuhuan Kangning Medicine Packaging CO., Ltd.  In the fiscal year ended June 30, 2011, one supplier accounted for over 10% of our purchases of raw materials, although currently no single supplier accounts for over15 % of our purchases of raw materials. Approximately 34% of the raw material is purchased from Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medicine Purchasing and Supply Station and Shandong Cangli Medicine Co., Ltd.

Yantai Tianzheng’s major suppliers are Anhui Dechange Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medical Materials Purchasing and Supply Station and Anguo Jinkangdi Medicine Co., Ltd. Approximately 35% of the raw material used by Yantai Tianzheng was purchased from Anhui Dechang Pharmaceutical.

Research and Development

We currently have limited resources to devote to and limited capabilities to conduct the development of new products and as such research and development activities are not presently material to our business.  We have only one full-time employee who is engaged in research and development, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform research and development for us.  We currently have two products, namely Forsythia Capsule and Fern Injection, under research and development in association with Yantai Tianzheng Medicine Research and Development Co., Ltd.

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

We received a two-year government research grant totaling $144,000 (RMB 950,000) to fund the research and development of Menstrual Relief Tablet, a traditional Chinese medicine (TCM) for dysmenorrhea, or menstrual pain, currently in early-stage clinical development. The grant includes $91,000 (RMB 600,000) from the Ministry of Science and Technology of the People's Republic of China and $53,000 (RMB 350,000) from the Yantai local government.  The grants are being given to companies to encourage the modernization of TCM drug-development in a manner more aligned with the typical development pathway of Western medicines.

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

Yantai Tianzheng owns a manufacturing facility with a total area of 10,908.83 square meters (approximately 117,000 square feet) that also meets or exceeds the latest GMP.

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

Through stringent application of GMP standards, the PRC government has reduced the number of marginal medicine manufacturers by one-third, from 6,000 to 4,000.  The new GMP standards established in 2011 could potentially eliminated additional 500 medicine manufacturers.  It is expected that TCM and pharmaceutical companies such as ours that have received full GMP approval by the government will enjoy the competitive benefits of their strict adherence to quality control, safety, health and manufacturing standards.

Our advanced and mechanized facilities utilize controlled, clean-room procedures with sophisticated water filtration and materials processing systems.  The manufacturing staff consists of approximately 343 production employees and approximately 25 quality control inspectors as of June 30, 2011.  We believe that we operated at approximately 60% of our manufacturing capacity during as of June 30, 2011.

In February 2010, we acquired land use right for a parcel of land totaling 333,335 square meters in Yantai City which we may use to expand our manufacturing capability.

Marketing, Sales and Distribution

Bohai’s products are sold either by prescription through hospitals or Over the Counter (OTC) through hospitals, local pharmacies and retail drug store chains. Sales and distribution are managed and executed by approximately 354 sales representatives located in 21 offices throughout China as of June 30, 2011.   These employees are trained in all details of each product and are encouraged to develop strong ties with physicians, hospitals and pharmacies in their local areas.

Our distribution and marketing initiatives for the next several years will be focused on achieving the following goals:

Expand hospital presence.  We intend to further develop business in over 600 hospitals in provinces we already serve including Shandong, Zhejiang, Jiangsu, Anhui, Sichuan, Hubei and other provinces.  We believe that we will generate additional revenue from the newly developed hospitals in those provinces.  During the fiscal year ended June 30, 2011, we added more than 200 level 2 hospitals and more than 10 new drug store chains to its national network of retail locations in China currently selling our Lung Nourishing Syrup. As a result, we now sells Lung Nourishing Syrup in approximately 1,600 level 2 hospitals and 36 drug store chains across China. Currently, we sell our products to more than 1,680 hospitals and medical centers in more than 20 provinces and special districts in China.

Expand distribution to the rural market.  We believe that the Chinese government’s expansion in 2009 of national medical insurance reimbursement coverage to the rural population provides us with new and largely untapped markets.  Some of our products, namely Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, have been listed in government’s New National Medical Insurance Catalogue in Shandong and Anhui Province as of November 30, 2009, and we expect to gain a competitive advantage in these newly accessible rural markets.  With the addition of more than 200 level 2 hospitals and 10 drug store chains to our national distribution network during the fiscal year ended June 30, 2011, we expect considerable growth in our sales in the rural market.

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

Acquisition of Yantai Tianzheng. Part of our ongoing marketing strategy is to consolidate Yantai Tianzheng’s sales team and distribution network with our own.  Together, we sell 19 products to more than 2,700 hospitals and medical centers in China by working with more than 100 distributors and 300 plus sale people.  We believe that the consolidation process for the two companies will take approximately 1 to 2 years to complete.

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

Intellectual Property

We market our products under the trademark “Xian Ge” which is registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce.  Currently, another company is licensed to utilize our registered trademark “Xian Ge”.  We have also received a patent in the PRC for our Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis.

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

Under SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain GMP Certificate.  We hold a GMP Certificate (No. Lu K0587), which was issued by Shandong Branch of SFDA on June 18, 2009 and a GMP Certificate (No. Lu L0763), which was issued by Shandong Branch of SFDA on November 15, 2010 for Yantai Tianzheng.  Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in seven modes which are tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on June 14, 2014 for us and on November 14, 2014 for Yantai Tianzheng  and we will seek to renew the certificate before its expiration date.

We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit expires on December 31, 2010 and was renewed through December 31, 2015.  Yantai Tianzheng  holds a Permit for the Production of Medicine (Lu 20100140) issued by Shandong Branch of SFDA on January 1, 2011 which allows Tianzheng  to engage in the production of tablets, capsules, and granules.  Such permit expires on December 31, 2015.

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

Because our subsidiaries WFOE I  and WFOE II are wholly foreign owned enterprises, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our operating subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Currently we have not developed a market in U.S. so we believe we are not subject to any of regulations by the U.S. Food and Drug Administration.

Environment Regulation

As of the date of Annual Report, we believe we are in compliance with the Environmental Protection Law of the PRC, as well as applicable local regulations (including the City of Yantai, where both Bohai and Yantai Tianzheng are located).  In addition to compliance with PRC laws and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.  Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.  In the event we fail to comply with applicable laws, we may be subject to penalties.

Properties

Our corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our manufacturing facility. We currently have not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain our corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot assure you that we will eventually obtain the land use right certificate for this land. If we are asked by the local government to relocate our facility, we believe costs associate with relocation and other related expenses will be reimbursed by the local government.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,480,284).  As of March 31, 2011, this purchase price was paid in full.

Yantai Tianzheng owns land use right for a total area of 32,884 square meters at its current headquarters located at 9 Tengen Road, Laishan District, Yantai, China 264003. Its manufacturing facility has a total area of 10,908.83 square meters (approximately 117,422 square feet) that also meets or exceeds the latest GMP.

Employees

Substantially all of our employees are located in China.  As of the date of this Annual Report, we have approximately 847 employees, including approximately 354 sales representatives, operating from 21 offices throughout China.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, we contributed approximately $85,024, $82,586 and $113,575 for the fiscal years ended June 30, 2009, 2010 and 2011, respectively.  We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Share Exchange with Chance High

Pursuant to the Share Exchange Agreement entered into on January 5, 2010, we acquired Chance High and its indirect controlled subsidiary, Bohai, a Chinese company engaged the production, manufacturing and distribution in China of herbal medicines, including capsules and other products, based on Traditional Chinese Medicine.  On January 5, 2010, pursuant to the terms of the Share Exchange Agreement, we acquired all of the Chance High Shares of Chance High from the Chance High Shareholders, and the Chance High Shareholders transferred and contributed all of their Chance High Shares to us.  In exchange, we issued to Chance High Shareholders an aggregate of 13,162,500 newly issued shares of our common stock.

In addition, pursuant to the terms of the Share Exchange Agreement, Zaradic, our former sole officer and director, cancelled a total of 1,500,000 shares of common stock owned by him.  As a further condition of the Share Exchange, effective as of January 5, 2010, Zaradic resigned from all of his positions with our company and Qu, the former principal shareholder and Executive Director of Bohai, was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary and also, effective January 16, 2010, as our sole director.  In June 2010, Mr. Qu relinquished the positions of Interim Chief Financial Officer, Treasurer and Secretary and we appointed Gene Hsiao as our Chief Financial Officer.  On July 12, 2010, we appointed three independent directors to our board of directors.

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

(c)           Within three (3) months of the closing of the private placement, enter into a 12 month agreement with an investor and public relations firm, the Trilogy Capital Group, and that is reasonably satisfactory to Euro Pacific.  As of the date of this Annual Report, we have fulfilled this agreement when we entered into a one year agreement with Triolgy Capital Partner (which agreement expired at the end of 2010).

Registration Rights Agreement.  In connection with the private placement, we entered into the Registration Rights Agreement with the Investors which set forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the SEC for public resale.  We filed such registration statement with the SEC, and such registration statement was declared effective by the SEC on August 12, 2010.

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

The Registration Rights Agreement provides that if we fail to file, obtain and maintain effectiveness of Registration Statement due to “filing failure” or “maintenance failure” (each as defined in the Registration Rights Agreement), we shall pay to Investors, distributed pro rata, equal to one percent (1%) of the aggregate purchase price paid for the Notes and Warrants (the “Registration Delay Payments”), provided that in no event shall the aggregate amount of Registration Delay Payments exceed, in the aggregate, six percent (6%) of such aggregate purchase price, or $720,000.

Securities Escrow Agreement.  Also in connection with the private placement, we entered into the Securities Escrow Agreement with Euro Pacific, as representative of the Investors, our principal shareholder, Glory Period, and the Escrow Agent.  Pursuant to the Securities Escrow Agreement, Glory Period has pledged and deposited a stock certificate representing 1 million shares of our common stock (the “Escrow Shares”) into escrow in order to provide security to the Investors in the event of an occurrence of an event of default under the Notes.  Upon the earlier to occur of the full repayment of all amounts due to the Investors under the Notes or the conversion of fifty percent of the principal face value of Notes into shares of common stock, the Investors’ rights in and to the Escrow Shares shall terminate.  Glory Period is controlled by Qu through certain contractual relationships described elsewhere in this Annual Report.

Closing Escrow Agreement. Pursuant to the Closing Escrow Agreement that we entered into in connection with the private placement on December 10, 2009, we placed a total of $240,000 of proceeds from the private placement (the “Holdback Amount”) with the Escrow Agent.  The Holdback Amount represents an amount sufficient to satisfy the payment to the Investors of one quarterly interest payment due on the aggregate principal amount of all Notes issued in the private placement.  If, subject to certain conditions and after applicable notice and cure periods, an event of default is declared by Euro Pacific with respect to our failure to make a quarterly interest payment to Investors, the Escrow Agent shall disburse such portion of the Holdback Amount to the Investors, and we shall be obligated to deposit additional amounts equal to the Holdback Amount with Escrow Agent.  At such time as seventy-five percent of the aggregate shares of common stock underlying the Notes have been issued upon conversion of the Notes, all remaining funds of the Holdback Amount shall promptly be disbursed to us.

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

Equity Interest Pledge Agreement. The WFOE and Bohai Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each Bohai Shareholder has pledged all of his shares of Bohai to the WFOE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Bohai during the term of the pledge.

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

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”  Our business, operations and financial condition are subject to various significant risks.  Some of these risks are described below and you should take these risks into account in making a decision to invest in our securities.  If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our business, financial condition or results of operations could be seriously harmed.  In that case, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the traditional Chinese herbal medicines industry may not provide a meaningful basis for evaluating our business.  Bohai entered into its current line of business in September 2004.  Although Bohai’s revenues have grown rapidly since its inception, we cannot guarantee that we will maintain revenue growth or profitability or that we will not incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

•
anticipate and adapt to changing conditions in the Chinese herbal medicines industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

We will likely need to raise additional funds in the future to pay or debts and grow our business, which funds may not be available on acceptable terms or at all, and, without additional funds, we may not be able to repay our convertible notes due in January 2012, fund our remaining obligations under our Yantai Tianzheng acquisition, or maintain or expand our business.

We believe that our cash on hand, together with cash generated from our operations, will be sufficient to fund our projected operations for at least the next 12 months.  It is likely however that in the future we will require substantial funds in order to:

•	pay down the principal and interest on our convertible notes, which are due January 5, 2012, the principal amount of which is $10,450,000 as of the date of this Annual Report;

•	fund our remaining obligations under our Yantai Tianzheng acquisition, which amounts to $29,000,000 as of the date of this Annual Report;

•	fund ongoing operating expenses;

•	fund our plans to continue the development of our manufacturing, marketing and sales capabilities; and

•	consider and fund strategic acquisitions in the fragmented TCM market in China; and

•	cover public company costs.

Without enough funds, we may not be able to meet these goals.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should also be aware that in the future:

•	We cannot be certain that additional capital will be available on favorable terms, if at all;

•	Any available additional financing may not be adequate to meet our goals; and

•	Any equity financing would result in dilution to our shareholders.

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

We currently depend on short-term bank loans and net revenues to meet our short-term cash requirements.  As of June 30, 2011, our total bank debt outstanding was $920,554 which carries a maturity period of one year, while the short-term and revolving nature of these credit facilities is common in China.  The majority of this debt is guaranteed by third-parties, and a portion is secured by fixed assets.  In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature.  If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

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

We have significant payments that we are required to make in connection with our acquisition of Yantai Tianzheng.

On August 8, 2011, through WFOE II, our wholly owned subsidiary and a company formed under the laws of China, we entered into a Share Purchase Agreement (the “SPA”) pursuant to which WFOE II acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding equity interests (the “Shares”) in Yantai Tianzheng.

Pursuant to the SPA, the purchase price to be paid by WFOE II for the Shares is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price is payable in cash in four installments within 18 months after the execution of the SPA.  As of the date of this Annual Report, we have paid the initial installment of $6,000,000.  The remaining three installments will be due within 6 months, 12 months, and 18 months after the execution of the SPA in the amount of $12 million, $12 million, and $5 million, respectively. In the event that Yantan Nirui fails to pay any of the installments when due (such date, the “Conversion Date”), such outstanding installment will be automatically converted into a two-year term loan owed by WFOE II to the Shareholders (a “Conversion Loan”), with interest accruing on any unpaid portion of such Conversion Loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum.  As long as such interest payments are made on a timely basis and the outstanding principal of such Conversion Loan and interest are satisfied in full within 2 years after the Conversion Date, WFOE II will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over the Shares.  Furthermore, in the event of non-payment by WFOE II of any principal or interest under the loans as described above, or in the event of any other breach or default by WFOE II of the SPA, the Tianzheng Shareholders remedies against Yantai Nurui are limited solely to monetary damages, and in all instances the Shareholders will have no right to reclaim ownership of the Shares or demand that WFOE II in any way revert control or legal ownership over the Shares back to the Shareholders.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital funding (either through debt or equity issuances) necessary to meet our payment requirements under the SPA.  However, there is a significant risk that we may not generate sufficient cash flow from operations or otherwise have access to financing on favorable terms, or at all.  Failure to make the installment payments and, subsequently, the resulting Conversion Loan payments when due would result in an event of default with respect to such obligations and could result in substantial monetary damages and would likely materially disrupt our Yantai Tianzheng business, which could cause a material deterioration in our financial condition or operating results.

We have not yet developed comprehensive independent corporate governance.

Although we have formed audit, compensation, or nominating committees of our board of directors, we are inexperienced in formal U.S. corporate governance procedures.  A lack of functioning independent controls over our corporate affairs may result in potential or actual conflicts of interest between Mr. Qu and our shareholders.  We presently have no policy to resolve such conflicts.  The absence of customary standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We have been heavily dependent on sales of certain key products.

Four of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup and Shangtongning Tablets represented approximately 27.41%, 14.37%, 26.23%, and 8.66%, respectively, of total sales as of June 30, 2011. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products.  If one or more of these products were to become subject to a problem such as loss of Certificates of Protected Variety of Traditional Chinese Medicine, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the negative impact on our revenues could be significant.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  These certificates expired in September 2009, and the SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. Fangfengtongsheng granule is in the process of applying protection status and its application for protected status was received by SFDA on June 30, 2010.  Zhengxintai capsule is in the processing of renewal the protected status and its renewal application was received by SFDA on February 26, 2010. We cannot assure you that we will be granted or will be able to renew the Certificate of Protected Variety of Traditional Chinese Medicine in the future and our failure to obtain such protection, or the loss of such protection, will have a material adverse effect on our revenues.  If we are unable to obtain or maintain such approvals, these products can be manufactured and sold by other pharmaceutical manufacturers in China once the relevant protection periods lapse, which would increase our competition and potentially have an adverse effect on our sales.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive and negatively impact our business.

We regard our trademarks, trade secrets, patents and similar intellectual property as critical to our success.  We hold the trademark “Xian Ge” registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce with a valid term effective through February 23, 2013.  We have received a patent in the PRC for Lung Nourishing Syrup with its production method for the treatment of Lung-qi Deficiency Cough and Chronic Bronchitis.  If we are unable to obtain or maintain registered intellectual property protections for our proprietary products or methods, these products or methods could be infringed upon, which could materially adversely affect our business.

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

The availability of sales of counterfeits of our products in China could adversely impact our sales and potentially damage the value and reputation of our brands.  For example, we discovered evidence of a counterfeit Tongbi Capsule sold in China which we believe infringes on our intellectual property rights in 2010. We have addressed this situation with applicable PRC authorities and do not believe it will adversely affect our company, but similar situations may arise in the future which could adversely impact our sales, profitability and brand value.  We are in the process of applying a patent for Tongbi Capsule, but no assurances can be given that such patent will be granted.  Additionally, consumers who mistake counterfeit Tongbi Capsules or counterfeits of our other products for our products may attribute quality and efficacy deficiencies in the counterfeit product to our brands and discontinue purchasing our brands, which would have an adverse effect on our sales and profitability.

We face competition in the pharmaceutical market in the PRC and such competition could cause our sales revenue and profits to decline.

According to SFDA in China, there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP”).  After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production.  Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations.  As of the end of 2010, there were 7,166 enterprises manufacturing medicines and formulation in China.  The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market.  Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

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

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;

•	any competitive advantages of the products could be diminished; and

•	revenue or collaborative milestones from the products could be reduced or delayed.

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

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry.  We have obtained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing and distribution of pharmaceutical products in the PRC.  Some of the permits and license have expired or are about to expire.  We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit, as renewed, expires on December 31, 2015.  We also hold a GMP Certificate (No. Lu K0587) issued by Shandong Branch of SFDA on June 18, 2009, the scope of inspection of which is tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on June, 17, 2014.  The Permit for the Production of Medicine and GMP certificates are each valid for a term of five years and must be renewed before their expiration.  We hold a Drug Approval Number (“DAN”) for each of our products.  Our license to produce medical wine, as renewed, has a term valid through December 31, 2015.

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

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (the “Certificate of Protection”) issued by SFDA for two of our products, Tongbi Capsules and Shangtongning Tablets. The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted application to extend the protection period for Tongbi Capsules to extend such protection period on March 12, 2009 and such protection period was extended till September 13, 2016.  We have decided not to submit extension application of Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China according to applicable Chinese SFDA regulations.  Fangfengtongsheng granule is in the process of applying protection status and its application for protected status was received by SFDA on June 30, 2010. Zhengxintai capsule is in the processing of renewal the protected status and its renewal application was received by SFDA on February 26, 2010.  The loss of the Certificate of Protection for our product Shangttongning Tablets, may grant other manufactures the right to produce similar products, which would result in the loss of competitive advantage and could adversely impact our sales results.

Our failure to fully comply with PRC labor laws, including laws relating to social insurance, may expose us to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.  For example, we are currently paying social insurance for our 206 full-time employees.  We also currently have approximately 354 sales representatives that we believe we are not required to pay social insurance for as these sales representatives are not legally employees of ours, but are rather independent contractors. We have not paid social insurance for 287 of our full-time employees whose personal identification files cannot be transferred to us since they are not registered residents in Yantai, Shandong Province, and as an alternative we have paid these employees compensation included in their monthly salary with an amount equals to the amount of monthly social insurance that we are required to pay and the employees could pay the social insurance by themselves.  We believe these employees have been covered by social insurance and we are not required to make any contributions to the government in addition to the amount we have paid to these employees.  However, our interpretation of these requirements may be wrong, and the PRC regulatory authorities may not take the same view as we do on this subject.  If the PRC regulatory authorities take the view that we are required to pay social insurance for our independent contractors or other employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply.  In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.  The total cost of these payments and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

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

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise.  We are in the process of applying for Pollution Discharge Permit, other than that we believe that our operations are in substantial compliance with current environmental laws and regulations. We cannot assure you that we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent.  Therefore, if the Chinese government imposes more stringent regulations in future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations.  Furthermore, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Risks Relating to the Our Corporate Structure

Our corporate structure, in particular the VIE Agreements, are subject to significant risks, as set forth in the following risk factors.

The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

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

We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from our Bohai business through the VIE Agreements.  The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership.  The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws.  Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws.  If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

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

Our principal shareholder, Glory Period, is 100% owned by Joshua Tan, a Singapore citizen.  As of the date of this Annual Report, Glory Period holds approximately 50% of our outstanding common stock.  Mr. Tan and Mr. Qu (the principal founder of Bohai and our Chairman, President and Chief Executive Officer) entered into the Call Option Agreement on December 7, 2009 by which Mr. Qu has an option to acquire all the issued and outstanding shares of Glory Period within three years for nominal consideration.  Chance High, as the wholly owned subsidiary of our company, formed WFOE on November 23, 2009 and WFOE obtained effective and substantial control over Bohai further through executing the VIE Agreements on December 7, 2009 by and among WFOE, Bohai and the three Shareholders of Bohai (including Mr. Qu).  The PRC regulatory authorities may take the view that entry into the VIE Agreements by WFOE and Bohai resulting in Mr. Qu, a PRC resident becoming the majority owner and effective controlling party of our company which acquired 100% indirect ownership of Bohai.  The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to SAFE or MOC of the overall restructuring arrangements, the existence of the Share Exchange and related VIE Agreements.  If the PRC regulatory authorities take the view that the Share Exchange and VIE arrangement constitutes a reverse ,merger or round-trip investment under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOC.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

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

Risks Related to Our Common Stock

The registration statement covering the shares of common stock underlying the Notes and Warrants may not remain effective, which could impact the liquidity of our common stock.

Under the terms of our January 2010 Registration Rights Agreement, we are obligated to include the shares of common stock underlying the Notes and Warrants in an effective registration statement.  From time to time, including following the filing of this Annual Report, it will be necessary for us to file post-effective amendments to the registration statement when subsequent events so require.  We intend to use our best efforts to keep the registration statement current, but we may not be able to do so.  If the registration statement is not current in the future, we will incur penalties and investors’ ability to sell the shares of common stock underlying the Notes and Warrants will be limited, which would have a material adverse effect on the liquidity of our common stock.

There is currently an extremely limited trading market for our common stock, and the limited public trading market that may develop in the future may cause extreme volatility in our stock price.

Although our common stock is listed for quotation on the OTCBB and the OTCQB, there has been only limited trading in our stock.  Trading in our common stock may not fully evolve for a variety of reasons, and even if a market for our stock develops, it may continue to be limited.  Even if a market for our common stock does develop, there is a risk that a meaningful, consistent and liquid trading market may not develop.  Moreover, stocks with limited trading markets have historically experienced extreme price and volume fluctuations and have particularly affected the market prices of many smaller companies like us.  Our common stock is thus expected to be subject to significant volatility when and if meaningful trading commences.  In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

All of the foregoing risks are particularly true of our company as we are based in China and recently US-listed Chinese companies (especially those that obtained a US listing via a “reverse merger” transaction as we did) have come under significant scrutiny by US regulators and investors.  This scrutiny and related disfavor for companies like ours has had and may in the future a negative impact on our public stock price

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

The OTCBB and the OTCQB are unorganized, inter-dealers, over-the-counter markets that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  No assurances can be given that we will ever obtain a listing for our securities on a senior exchange.  The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations due to factors such as:

•	the perception of US investors and regulators of US-listed Chinese companies;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in pharmaceutical markets;

•	changes in the economic performance or market valuations of other pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property or other litigation; and

•	general economic or political conditions in China.

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

Pursuant to the terms of the Registration Rights Agreement and Securities Purchase Agreement, we agreed to file a registration statement with the SEC to register the common stock underlying the Notes, Warrants and Placement Agent Warrants for public resale.  All of such shares may be freely sold and transferred following conversion or exercise of the Notes and Warrants if such registration statement remains effective.  Additionally, concurrently with the closing of the Private Placement, we engaged in a Share Exchange, and following the Share Exchange, the former shareholders of Chance High (other than Glory Period) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to such registration statement or SEC Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this registration statement, shares of common stock underlying the Notes and Warrants issued in our January 2010 private placement, 1% of our issued and outstanding shares of common stock equals approximately 178,210 shares.  .  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our controlling shareholder may exercise significant influence over us.

Our controlling shareholder, Glory Period Limited, owns approximately 50% of our outstanding common stock as of the closing of the Share Exchange.  Tan is the sole shareholder of Glory Period and Qu is the sole director of Glory Period.  Either Tan or Qu has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions.  Tan and Qu may also have the power to prevent or cause a change in control.  In addition, without the consent of Tan and Qu, we could be prevented from entering into transactions that could be beneficial to us.  As Qu serves as our principal executive officer and Tan has provided consulting services to Bohai in the past, the interests of Tan and Qu may differ from the interests of our other shareholders, which could create conflicts of interest and the potential for approval of actions which may not be in the best interests of all of our shareholders.

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

Our common stock, which is currently and will be quoted for trading on OTCBB and OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,320,100).  As of March 31, 2011, this purchase price was paid in full.

On August 8, 2011, we acquired Yantai Tianzheng, pursuant to which we acquired the land use right for a parcel of land totaling 32,883.6 including a manufacture facility of 10,908.83 square meters (approximately 117,421.668 square feet).

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

PART II

Item 5.   Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information.

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

	High	Low
2011 by Quarter
July 1, 2010 - September 30, 2010	$2.40	$1.26
October 1, 2010 - December 31, 2010	$2.30	$1.70
January, 2011 - March 31, 2011	$2.20	$1.65
April 1, 2011 – June 30, 2011	$1.70	$0.95

2010 by Quarter
July 1, 2009 - September 30, 2009	$-	$-
October 1, 2009 - December 31, 2009	$-	$-
January, 2010 - March 31, 2010	$2.10	$2.10
April 1, 2010 – June 30, 2010	$2.22	$2.10

Holders

As of September 28, 2011, there were 17,861,085 shares of our common stock outstanding held by approximately 65 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our audited condensed financial statements for the twelve months ended June 30, 2011, and should be read in conjunction with such financial statements and related notes included in this Annual Report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

We were incorporated under the laws of the State of Nevada on January 9, 2008.  Since January 5, 2010, our business consists of the production, manufacturing and distribution of herbal pharmaceuticals in the PRC which is based on Traditional Chinese Medicine, or TCM.  We are based in the city of Yantai, Shandong Province, China.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.”  On January 5, 2010, we consummated a share exchange transaction pursuant to which we acquired Chance High, the indirect parent company of Bohai, our initial operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  Bohai obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2004 and for an additional 14 medicines in December 2010.  Through our acquisition of Yantai Tianzheng in August 2011, we obtained Drug Approval Numbers for another 5 varieties in August 2011.  We currently produce 19 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine.  Of these 19 products, 12 are prescription drugs and 7 are over the counter (or OTC) products.

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely changes in the fair value of our warrants, amortized beneficial conversion features on convertible notes, option and stock-based compensation, and deferred tax liabilities and impairment losses shown in the chart below, of $2,234,879 and $493,843 income for the twelve months ended June 30, 2011 and 2010, respectively, due to the adoption of the Financial Accounting Standards Board’s (“FASB”) ASC 815, ASC 350 and ASC 360 accounting standards as discussed in the accompanying audited financial statements.

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

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the fiscal years ended June 30, 2011 and 2010:

	Twelve Months Ended
	June 30,
	2011		2010		Increase
					(Decrease)
Net income available to common shareholders -GAAP	$14,004,875		$9,056,972		$4,947,903
Add back (subtract):
Change in fair value of warrants	(4,544,061	)(a)	(925,063	)(a)	(3,618,998)
Accretion of beneficial conversion features on convertible notes	1,029,487	(a)	-	(a)	1,029,487
Share based payments	209,527	(b)	-	(b)	209,527
Deferred tax expenses and impairment losses - indefinite intangible assets	1,070,168	(c)	431,220	(c)	638,948
Adjusted net income available to common Shareholders -non-GAAP	$11,769,996		$8,563,129		$3,206,867
Net income margins -non-GAAP	14.5%		14.5%		-
Basic earnings per share – GAAP	$0.81		$0.62		$0.19
Add back (Subtract):
Change in fair value of warrants	(0.26	)(a)	(0.06	)(a)	(0.20)
Accretion of beneficial conversion features on convertible notes	0.06	(a)	0.00	(a)	0.06
Share based payments	0.01	(b)	0.00	(b)	0.01
Deferred tax expenses and impairment losses - indefinite intangible assets	0.06	(c)	0.03	(c)	0.03
Adjusted basic earnings per share non-GAAP	$0.68		$0.59		$0.09

Diluted earnings per share-GAAP	$0.75		$0.55		$0.20
Add back (Subtract):
Change in fair value of warrants	(0.20	)(a)	(0.05	)(a)	(0.15)
Accretion of beneficial conversion features on convertible notes	0.05	(a)	0.00	(a)	0.05
Share based payments	0.01	(b)	0.00	(b)	0.01
Deferred tax expenses and impairment losses - indefinite intangible assets	0.05	(c)	0.02	(c)	0.03
Adjusted diluted earning per share non-GAAP	$0.66		$0.52		$0.14

Weighted average number of shares
Basic	17,198,917		14,722,055
Diluted	22,423,917		17,569,315

(a)
We adopted the provisions of FASB accounting standard, ASC 815, which provides standards with respect to determine whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 12).  As a result of these measurements, we recognized non-cash credits of $4,544,061 and $925,063 for the twelve months ended June 30, 2011 and 2010, respectively, from changes in fair value for investor and agent warrants and non-cash charges of $1,029,487 and $0 for the twelve months ended, 2011 and 2010, respectively, for unamortized beneficial conversion features on convertible notes converted.

(b)
We adopted stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires us to measure compensation cost for consultants and stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, our expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the twelve months ended June 30, 2011 and 2010, we recognized $182,500 and $0 of restricted stock as compensation expense. For the twelve months ended June 30, 2011 and 2010, we recognized $27,027 and $0, respectably as compensation expenses for its stock option plan.

(c)
We adopted the provisions of FASB accounting standard, ASC 350, which provides standards with respect to the deferred tax liability for indefinite intangible assets and FASB accounting standard, ASC 360, which provides standards with respect to accounting for the impairment or disposal of long-lived assets.  As a result of these measurements, we recognized net non-cash deferred tax charges of $434,726 and $431,220 for the twelve months ended June 30, 2011 and 2010, respectively, from deferred tax expenses and impairment losses of $635,442 and $0 for the twelve months ended June 30, 2011 and 2010, respectively.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the twelve month ended June 30,
	2011	2010

Tongbi Capsules	27.4%	25.7%
Lung Nourishing Syrup	26.2%	26.2%
Tongbi Tablets	14.4%	14.6%
Shangtongning Tablets	8.7%	13.0%
Other Products	23.3%	20.5%
Total Sales	100.0%	100.0%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top three products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  Tongbi Capsules’ certificates expired in September 2009. We filed an application for extending the protection period on March 12, 2009 and received certification extension until September 13, 2016. Lung Nourishing Syrup received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027. We have decided to not submit an extension application for Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China.

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

Financial Highlights

•	Net revenues for the twelve months ended June 30, 2011 increased 37% to $81.3 million compared to the same period in 2010.

o	Profit margin for the five new products introduced in April 2010 increased to 34% this fiscal year compared to 22% in last fiscal year.

o
Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets and Shangtongning Tablets, which together represented over 76% of our total net revenues for the twelve months ended June 30, 2011.

o	61% of net revenue was derived from sales of prescription products and 39% was from Over-the-Counter products for the twelve months ended June 30, 2011.

•
Non-GAAP Net income for the twelve months ended June 30, 2011 increased 37.4% to $11.8 million compared to the same period in 2010. GAAP Net income for the twelve months ended June 30, 2011 increased 54.6% to $14.0 million compared to the same period in 2010 (See above Use of Non-GAAP Financial Measures).

o	Income from operations increased 42.1% to $18.3 million this fiscal year compared to last fiscal year.

o
Net income margin increased from 15.3% for the year ended June 30, 2010 to 17.2% this fiscal year. The increase was mainly due to the net increase in certain non-cash gains such as the fair value of our warrants this fiscal year and to increase in selling related expenses, which could potentially increase our revenues in the near future.

o
Included in the net income this fiscal year was a non-cash credit of $4.5 million and $0.9 million for changes in fair value of warrants and non-cash charges for approximately $0.4 million and $0.4 million for deferred tax expenses as well as $1.0 million related to the unamortized beneficial conversion for convertible notes this fiscal year compared to last fiscal year.

•	Basic earnings per share increased to $0.81 and diluted earnings per share increased to $0.75 for the twelve months ended June 30, 2011.

o	Non-GAAP Diluted earnings per share increased 26.5% to $0.66 for the twelve months ended June 30, 2011 compared to the same period in 2010.

o	Non-GAAP Basic earnings per share increased 16.0% to $0.68 for the twelve months ended June 30, 2011 compared to the same period in 2010.

•	Including restricted cash, our total cash balance was $13.3 million as of June 30, 2011 and cash flow from operating activities was $11.0 million for the twelve months ended June 30, 2011.

o	Total cash and cash equivalents decreased by $3.8 million for twelve months ended June 30, 2011 compared to June 30, 2010.

o
Major cash payments activities for the twelve months ended June 30, 2011 included $7.2 million for deposits on the purchase of prepaid land use rights from the Shandong provincial government for future factory expansion, $7.2 million for purchase of DANs, and repayment of short term bank loan of $4.5 million to China Construction Bank.

Operating Results

Comparison of the twelve months ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the twelve months ended June 30, 2011 and 2010, in US dollars:

	For The Twelve Months Ended
	June 30,
				Percentage
	2011	2010	Difference	Increase

Net revenues	$81,328,555	$59,264,724	$22,063,831	37.2%

Cost of revenue	(17,293,680)	(10,164,853)	(7,128,827)	70.1%

Gross profit	64,034,875	49,099,871	14,935,004	30.4%

Selling, general, and administrative expenses	(45,779,010)	(36,253,075)	(9,525,935)	26.3%

Income from operations	18,255,865	12,846,796	5,409,069	42.1%

Total other income (expenses)	514,028	(385,315)	899,343	233.4%

Income before provision for income taxes	18,769,893	12,461,481	6,308,412	50.6%

Provision for income taxes	(4,765,018)	(3,404,509)	(1,360,509)	40.0%

Net income	$14,004,875	$9,056,972	$4,947,903	54.6%

The following table sets forth key components as a percentage of net revenue for the twelve months ended June 30, 2011 and 2010:

	For The Twelve Months Ended
	June 30,
	2011	2010

Net revenues	100.0%	100.0%

Cost of sales	(21.3)%	(17.2)%

Gross profit	78.7%	82.8%

Selling, general, and administrative expenses	(56.3)%	(61.2)%

Income from operations	22.4	21.7

Total other income(expenses)	0.6%	(0.7)%

Income before provision for income taxes	23.1%	21.0%

Provision for income taxes	(5.9)%	(5.7)%

Net income	17.2%	15.3%

Net Revenues

Net revenues are comprised of sales of 15 traditional Chinese medicines in China during the fiscal year ended June 30, 2011 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the twelve months ended June 30, 2011 increased by $22,063,831, or 37.2%, to $81,328,555 as compared to $59,264,724 for the twelve months ended June 30, 2010.  This increase was primarily due to a net increase of 28.3% in revenues from our four lead products, Lung Nourishing Syrup, Tongbi Capsules,  Tongbi Tablets, and Shantongning Tablets, which together accounted for over 76.0% of our total net revenues.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The increase was also due to sales from five new products for approximately $4.9 million, or 6.0% of total net revenue for the twelve months ended June 30, 2011.  We started selling these five products in April and May of 2010.  The sale of our prescription drug products for the twelve months ended June 30, 2011 represented 60.7% of total net revenue compared to 60.0% for the same period in last year.   The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets.

We anticipate our overall net revenues will continue to increase due to a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance for over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.  We also believe that our acquisition of Yantai Tianzheng will result in revenue growth for our company.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the twelve months ended June 30, 2011 was $17,293,680 as compared to $10,164,853 for the twelve months ended June 30, 2010, representing an increase of $7,128,827, or 70.1%. The increase in cost of revenues was mainly attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales and five new products we introduced in May last year as well as an increase in unit costs of raw material for two other products, Danqi Tablet and Anti-Flu Granules, for the twelve months ended June 30, 2011 compared to the same periods in last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues.  We achieved gross profit of $64,034,875 for the twelve months ended June 30, 2011, compared to $49,099,871 for the same periods in 2010, representing an increase of $14,935,004, or 30.4%, over the same periods of fiscal year 2010.  Our overall gross profit margins as a percentage of net revenues decreased by approximately 4.0% this fiscal year to date compared to the same periods last year.  The decrease of gross profit margin was principally due to lower gross profit margins from our five products introduced in May last year resulting from higher manufacturing costs and lower unit sales prices when introducing the 5 new products into the market.  The decrease of gross margin was also due to increase in unit costs of raw material for two of our products, Danqi Tablet s and Anti-Flu Granules. If we excluded gross profit for the five new products from the total gross profit for the twelve months ended June 30, 2010, the gross profit margin would be 81.9%, which was in line with gross profit margin of 82.8% for the twelve months ended June 30, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $9,525,935 to $45,779,010, for the twelve months ended June 30, 2011 compared to $36,253,075 for the same fiscal periods end in 2010.  This increase was mainly attributable to an increase in advertising and promotion expenses of approximately $1.6 million, conferences for $1.7 million and travel and accommodation expenses for $2.9 million in the fiscal year ended June 30, 2011 compared to last fiscal year as we continued to expand sales of both prescriptions and over the counter products to existing and new market areas all over China.  The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions.  The percentage of selling, general, and administrative expenses to net revenues was 56.3% and 61.2% for the twelve months ended June 30, 2011 and 2010, respectively, representing a decrease of 4.9% as a percentage of net revenues as we continue to improve operating margins by leveraging fixed cost infrastructure and increasing capacity utilization. The overall increase in sales activities year to date, including the addition of 200 level 2 hospitals and10 new drug store chains to our national network of retail locations in China during the year, will eventually expand our sales volumes for the year to come.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees.  Total other income was $514,028 for the twelve months ended June 30, 2011 compared to total other expenses of $385,315 for the period ended June 30, 2010, a decrease of total other expenses of $899,343.  The decrease in total other expenses were principally due to an increase in amortization of deferred financing fees of approximately $460,287, an increase of non-cash unamortized beneficial conversion features on convertible notes converted offset by an increase in non-cash gain in fair value of warrants for $3,618,998 for convertible notes in connection with our private placement on January 5, 2010.  The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month.  As the carrying value increases, so does the interest expense. We anticipate the non-cash effective interest charge will increase by approximately $9 million by December 31, 2011. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note plus accrued interest, if any.  Number of outstanding convertible notes was 5,225,000 as of June 30, 2011 (See Note 12).

Provision for Income Tax

Our provisions for income taxes for the twelve months ended June 30, 2011 and 2010 were $4,765,018 and $3,404,509, an increase of $1,360,509, or 40.0%, from this fiscal year to date over the same period in last year. The increase in income tax was principally due to an increase in taxable income under the PRC law (see Note 18).

Net Income

We had a net income of $14,004,875 for the twelve months ended June 30, 2011, as compared to net income of $9,056,972 for the twelve months ended June 30, 2010, an increase in net income of $4,947,903, or 54.6%. This translates into basic net income per common share of $0.81 and $0.62, and diluted net income per common share of $0.70 and $0.55, for the twelve months ended June 30, 2011 and 2010, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $14,935,004 offset by an increase in selling, general and administrative expenses of $9,525,935 and an increase in the tax provision of $1,360,509 this fiscal year to date compared to the same period in prior year.

Net income margin was 17.2% for the twelve months ended June 30, 2011 compared to 15.3% for the same period last year, an increase of 1.9%. The increase in net income margin for the twelve months ended June 30, 2011 over the period in the previous fiscal year was principally due to an increase in net gains on non-cash related activities such as changes in fair value of our warrants, unamortized beneficial conversion features on convertible notes converted, non-cash impairment loss, and option and stock-based compensation for a total of $2,234,879. If we excluded such net gains, the net income margin would be 14.5% this fiscal year to date compared to 14.4% for the same period in last year.

We had Non-GAAP net income of $11,769,996 for the twelve months ended June 30, 2011, as compared to Non-GAAP net income of $8,563,129 for the twelve months ended June 30, 2010, an increase in Non-GAAP net income of $3,206,867, or 37.4%. This translates into basic Non-GAAP net income per common share of $0.68 and $0.59, and Non-GAAP diluted net income per common share of $0.66 and $0.52, for the twelve months ended June 30, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash gain for change in fair value of investor and placement agent warrants of $4,544,061 for the twelve months ended June 30, 2011 compared to $925,063 for the same period in 2010.

Total other income for the twelve months ended June 30, 2011 also comprised of non-cash interest expenses for the unamortized discount of the convertible notes converted in connection with our private placement on January 5, 2010 and non-cash charges for deferred tax expense of $434,726.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2011, we had cash and cash equivalents of $13,344,426 and restricted cash of $11,043, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements
	For the twelve months ended
	June 30
	2011	2010
Net cash provided by operating activities	$10,958,943	$11,751,920
Net cash (used in) investing activities	(14,492,630)	(7,360,781)
Net cash (used in) provided by financing activities	(1,131,618)	10,218,759
Effect of foreign currency translation on cash and cash equivalents	860,649	45,018
Net (decrease) increase in cash and cash equivalent	$(3,804,656)	$14,654,916

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants.   The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarter s. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. Number of outstanding convertible notes was 5,225,000 as of June 30, 2011.  See Note 12 to the accompanying audited financial statements.

Effective as of June 30, 2010, we entered into an Amendment and Agreement (the “A&A”) with the representative of the investors pursuant to which we agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the A&A, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised. On March 30, 2011, we entered into a Termination Agreement pursuant to which we and the representative of the investors agreed to terminate the A&A because, after further study, we concluded that the original purpose of the A&A (to mitigate the impact of certain non-cash embedded derivative liabilities associated with the Notes, Warrants and certain placement agent warrants) would not be achieved. Therefore, we determined and agreed with the representative of the investors to terminate the A&A and to thereby restore the Notes, Warrants and such placement agent warrants to their original terms.

Comparison of Twelve Months Ended June 30, 2011 and 2010

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $10,958,943 for the twelve months ended June 30, 2011 as compared to net cash provided by operating activities of $11,751,920 for the twelve months ended June 30, 2010. The increase in net cash provided by operating activities was primarily due to increases in net income and other payable balances offset by increases in accounts receivable and change in fair value of warrants. We expect our cash flow from operating activities to maintain at positive flow due to strong support of TCM products from the Chinese government in that a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities

Net cash used in investing activities was $14,492,630 for the twelve months ended June 30, 2011 and $7,360,781 for the twelve months ended June 30, 2010.  The increase in cash used in investing activities was due to a cash payment of $7,242,222 for the purchase of 14 State approved TCM formulas.

Net Cash Used in (Provided by) Financing Activities

Net cash used by financing activities totaled $1,131,618 for the twelve months ended June 30, 2011 as compared to net cash provided by financing activities of $10,218,759 for the same period in 2010. The reason for the decrease in cash provided by financing activities was due to net cash received of $10.4 million from convertible notes issued in connection with our private placement on January 5, 2010.

Cash Position

As of June 30, 2011, we had cash of $13,344,426 as compared to $17,149,082 as of June 30, 2010, a decrease of $3,804,656. This decrease was due primarily to increase in cash from operating activities of approximately $11.0 million and cash receipt of approximately $1.9 million from restricted shares issued to Chinese investors offset by cash payment of approximately $7.2 million for the purchase of leased land use rights from the Shandong provincial government, cash payment of $7.2 million for 14 State approved TCM formulas and cash payment of $4.5 million for short term bank loan.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under Obligations of Material Contracts below):

(i)	the completion of the acquisition of Yantai Tianzheng (currently $12 million is due within 12 months, and a total of $29 million is due); and

(ii)	the repayment our convertible promissory notes due January 5, 2012 (currently $10.45 million due).

As such, we will be required to raise substantial additional capital to fund these obligations, either through the issuance of debt or equity securities, bank loans or other methods.  Readers are cautioned that additional funding, capital or loans may be unavailable to us on favorable terms, if at all.  If adequate funds are not available, we would likely have to renegotiate the terms of these obligations, which we may be unable to do on favorable terms.  We may thus be required to agree to unfavorable terms which could have a material adverse effect on us, our financial condition and our results of operations in 2011 and beyond.  Moreover, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership and potentially economic dilution to existing shareholders.

In addition, if we are faced with worldwide financial and credit crises as occurred in 2008 and 2009 and very recently in 2011, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financing.

Critical Accounting Policies and Estimates

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). I f it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company is assessing the impact of adopting this on our consolidated financial statements

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact on our financial statement disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

•	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

•	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.

The Company is currently evaluating the impact, and does not expect the adoption of this amendment have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 years	5 Years+
Contractual Obligations:
Bank loans (RMB 5,950,000)	$920,554	$920,554	$-	$-	$-
Research and development (RMB 6,700,000)	1,036,590	1,036,590	-	-	-
Convertible notes	10,450,000	10,450,000	-	-
Raw material purchase obligations * (RMB 10,147,095)	1,569,907	1,569,907	-	-	-
Tianzheng acquisition **	35,000,000	18,000,000	17,000,000	-	-
Total Contractual Obligations:	$48,977,051	$31,977,051	$17,000,000	$-	$-

* Various raw material purchase contracts, contractual obligation fulfilled in July 2011.
** Incurred after June 30, 2011 $6 million of this amount has been paid as of the date of this Annual Report.

Other than discussed above, there are no other foreseeable material commitments or contingencies as of June 30, 2011.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the twelve months ended June 30, 2011. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to   an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Our consolidated financial statements are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations.  We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks. Most of our transactions are settled in Renminbi and U.S. dollars.  We are not exposed to significant foreign currency risk.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-36 of this Annual Report.

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

On June 24, 2011, the audit committee of our board of directors (the “Audit Committee”) approved the dismissal of Parker Randall as the Company’s independent registered public accounting firm, effective as of June 28, 2011.

During the Company’s fiscal years ended June 30, 2009 and June 30, 2010, Parker Randall’s audit reports on the Company’s consolidated financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended June 30, 2009 and June 30, 2010 and the subsequent period through June 28, 2011: (i) there were no disagreements between the Company and Parker Randall on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Parker Randall’s satisfaction, would have caused Parker Randall to make reference in connection with Parker Randall’s opinion to the subject matter of the disagreement; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

Concurrently with the decision to dismiss Parker Randall as the Company’s independent auditor, the Audit Committee appointed Marcum Bernstein & Pinchuk LLP (“Marcum”) as the Company’s independent registered public accounting firm as of June 24, 2011.

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

During our fourth fiscal quarter ended June 30, 2011, we restated our consolidated financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the fiscal year ended June 30, 2010 and for the interim periods ended, September 30, 2010, December 31, 2010, and March 31, 2011 which restatements are more fully described in our Current Report on Form 8-K, filed with the SEC on September 14, 2011.

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

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  Management identified a significant deficiency related to the following:

1.           Lack of internal audit functions – We do not have sufficient documentation with our existing financial processes, risk assessment and internal controls.  Although we maintain certain internal audit functions, the scope and effectiveness goals of internal audit function have not been identified.  Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  Management identified a material weakness related to the following:

1.           Intangible assets – There was a material weakness in the accounting process related to evaluating differences in calculating the deferred tax liability for our traditional Chinese medicine between US GAAP and Chinese GAAP, which resulted in financial restatements for the fiscal year ended June 30, 2010 and for the interim periods quarter ended September 30, 2010, December 31, 2010, and  March 31, 2011.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.           We plan to work closely with our audit committee and external financial advisors to provide US GAAP training to our accounting and auditing staff, which we hope will remedy matters such as the material weakness described above.

2.           We plan to work more closely with our audit committee and external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the foregoing steps will remediate the significant deficiency and material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the name, age, and position of our directors, our executive officers and key employees as of the date of this Annual Report.  Executive officers are elected annually by our board of directors.  Each executive officer or key employee holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.  We have a classified board of directors under which each of our directors is designated as a part of one of three separate classes, with the directors in one class being elected annually by our shareholders at our annual meeting of shareholders for a term of three years.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  As used below, the term “Bohai” means Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company and our operating subsidiary.

Name	Age	Position/Director Class
Hongwei Qu	36	President, Chief Executive Officer and Chairman of the Board of Directors (Class 1)
Gene Hsiao	48	Chief Financial Officer, Director (Class 3)
Ning Tang	51	Vice President – Operations
Hongbin Shan	42	Vice President – Sales and Marketing
Chunhong Jiang	46	Secretary and Treasurer
Chengde Wang	63	Director (Class 1)
Adam Wasserman	47	Director (Class 3)
Thomas Tan	49	Director (Class 2)

Hongwei Qu.  Mr. Qu became our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary as of January 5, 2010, and, became the sole director and Chairman of the our board of directors effective as of January 16, 2010 upon filing of Schedule 14(f) with the SEC on January 6, 2010 in compliance with Section 14(f) of the Exchange Act.  Mr. Qu relinquished the positions of Interim Chief Financial Officer, Secretary and Treasurer in June 2010.  From 2001 to May 2007, Mr. Qu was the founder and principal officer of Yantai Hangwei Medical Trading Co., a PRC company engaged in the wholesale of drugs and medical products and retail of medical devices. In May 2007, Mr. Qu took principal responsibilities for the acquisition of Bohai.  From May 2007 until present, Mr. Qu has served as the General Manger and Executive Director of Boha. . Mr. Qu has significant experience in the medical and pharmaceutical sectors in China.  Mr. Qu graduated from Shandong Economic University with a bachelor degree.

Gene Hsiao became a director of the Company on February 2, 2011. Mr. Hsiao has served as the Company’s Chief Financial Officer since June 2010.  Mr. Hsiao has over 15 years of experience in corporate finance and management.  Prior to his joining the Company, Mr. Hsiao served as Chief Financial Officer for China Advanced Construction Materials Group Inc. (NASDAQ:CADC) from 2008 to 2010, where he was responsible for all U.S. affairs as well as corporate finance functions in China.  From 2000 to 2008, he served as Controller of Milligan and Company, LLC, where he managed the overall accounting and financial reporting functions as well as the company’s internal control processes.  From 1997 to 1999, he served as Finance Manager for J&J Snack Foods Corporation (Nasdaq:JJSF), where he was responsible for financial reporting and SEC schedule preparation.  From 1995 to 1997, he served as Accounting Supervisor of RCN Corporation (NASDAQ:RCNI) and as the Senior Operation Analyst at ARAMARK Corporation from 1992 to 1995.  Mr. Hsiao received his B.S. degree from Drexel University in Philadelphia.

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

Hongbin Shan was appointed as Bohai’s General Manager of Sales in May 2010 and as the Vice President – Sales and Marketing as of June 2010.  Mr. Shan has over 10 years of experience in sales, marketing and management.  Prior to his appointment with us, from 1994 to 2010, Mr. Shan served as General Manager for the Qingdao Branch, Shandong Province of Shandong Green Leaf Pharmaceutical Co., Ltd. and manager of the Su-Min Region (including Jiangsu, Fujian, Hubei, Jiangxi and Anhui provinces) where he was responsible for all affairs of marketing and sales.  He also served in the capacity of Assistant Director of the Oncology Division, responsible for the national market of Shandong Green Leaf’s tumor line.  He received his B.S. degree from Yantai University and educational certificate from the senior MBA program of Tsinghua University.

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

Adam Wasserman became an independent director of our company on July 12, 2010.  Mr. Wasserman has served as the chief financial officer of Gold Horse International, Inc. (OTCBB:GHII) since July 2007, chief financial officer of Emerald Acquisition Corporation (PINK:PEAR) since June 2010 and as a director of China Direct Industries, Inc. (NASDAQ:CDII) since January 2010.  Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida-based provider of consulting and accounting services specializing in SEC reporting, financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting department supervision, and internal controls.  Mr. Wasserman has previously served as the chief financial officer of China Wind Systems, Inc. (November 2007 to December 2008), Genesis Pharmaceuticals Enterprises, Inc. (October 2001 until October 2007), and other companies, all client companies of CFO Oncall, Inc.  From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP.  During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.  Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany.  He is a member of The American Institute of Certified Public Accountants and is a director, treasurer and executive board member of Gold Coast Venture Capital Association.

Thomas Tan became an independent director of our company on September 6, 2011. Mr. Tan has over 15 years of experience in corporate finance and management in the United States. In the last 3 years, he has served as the Managing Director of Capital Markets Group at Euro Pacific Capital, Inc., responsible for leading private placements for US listed Chinese companies and Canadian listed mining companies.  In addition, Mr. Tan has focused on the precious metals and mining sectors since 2004, becoming, at the time, a popular independent blogger, writer and contributor for many financial and precious metal websites.  Many of Mr. Tan’s articles were published and treated as Editor’s Picks by Seeking Alpha.  Before joining Euro Pacific in 2008, from 1998 to 2008, Mr. Tan served in various corporate finance positions at Pfizer, Inc. in the financial planning and analysis area, supporting research and development, legal and manufacturing functions.  In 1997, he worked briefly as a banker for the Capital Markets Group at Cargill, Inc.  Mr. Tan holds an MBA in Finance from the Fuqua School of Business at Duke University and has held the Chartered Financial Analyst (CFA) designation since 2004.

Audit, Nominating, Compensation Committees and Director Independence

Our board of directors is comprised of a majority of “independent” directors (as defined under the Nasdaq Marketplace rules).

As part of obligations under the Securities Purchase Agreement in connection with our January 2010 private placement, one of our directors is designated by Euro Pacific Capital, the lead placement agent for such private placement.  Louis A. Bevilacqua is the director designated by Euro Pacific Capital.

Effectively February 2, 2011, the Board established three committees of the Board: an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.  In addition, the Board appointed the following directors to serve on such committees, as indicated below;

Audit Committee	Chairman: Adam Wasserman
Members: Thomas Tan

Nominating and Corporate Governance Committee	Chairman: Thomas Tan Members: Chengde Wang

Compensation Committee	Chairman: Thomas Tan Members: Chengde Wang

Note: Louis A. Bevilacqua resigned from our board of directors on July 28, 2011 and Anthony K. Chan resigned from board of directors on August 31, 2011.

The Board of Directors has determined that Mr. Wasserman qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

Communication with our Directors

Shareholders or other interested parties may communicate with our directors by sending mail to Mr. Hongwei Qu, c/o Yantai Bohai Pharmaceuticals Group Co. Ltd., No.9 Daxin Road, Zhifu District, Yantai, Shandong Province, China 264000.

Board of Directors’ Meetings

During our fiscal year ended June 30, 2010, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent shareholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on June 30, 2010, our officers, directors and ten percent shareholders are in compliance with Section 16(a).

Item 11. Executive Compensation

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Annual Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the June 30, 2011 conversion rate of RMB 6.6278 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	2011	$36,211	-	-	-	-	-	-	$36,211
Chief Executive Officer	2010	$35,105	-	-	-	-	-	-	$35,105

Gene Hsiao	2011	$120,000		$95,000	-	-	-	-	$215,000
Chief Financial Officer	2010	$9,000-	-	-	-	-	-	-	$9,000

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Qu.

On June 4, 2010, we entered into an employment agreement with Gene Hsiao, our Chief Financial Officer (the “Hsiao Agreement”).  The Hsiao Agreement provides for with an initial term of three (3) years and an annual base compensation of $120,000.  Pursuant to the Hsiao Agreement, Mr. Hsiao will be eligible for an annual bonus, if any, as may be determined by the Company and for customary benefits generally available to all of the Company’s officers, and may earn up to 120,000 shares of the Company’s common stock, which shall vest on a yearly basis at a rate of 40,000 shares each year provided that he is employed by the Company.

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

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	-	-	-	-	-	-	-
Chengde Wang	-	-		-	-	-	-
Louis A. Bevilacqua *	$14,000	-	$18,342	-	-	-	$32,342
Adam Wasserman	$19,200	-	$5,502	-	-	-	$24,702
Gene Hsiao	-	-		-	-	-
Anthony K. Chan **	$8,333	-	$3,184	-	-	-	$11,517

*         Mr. Bevilacqua resigned from our board of directors on July 28, 2011.
**       Mr. Anthony K. Chan resigned from our board of directors on August 31, 2011.

Hongwei Qu is paid in his capacity as executive officer of our company and he does not receive any additional compensation for his service as director.

Gene Hsiao is paid in his capacity as chief financial officer of our company and he does not receive any additional compensation for his service as director.

On July 6, 2010, Adam Wasserman entered into an independent director and indemnification agreement with the Company, and on January 11, 2010, Dr. Chengde Wang entered into such agreements with the Company, each of which became effective on July 12, 2010 with their appointments to the Company’s board of directors and the Company’s execution thereof.  On September 6, 2011, Thomas Tan entered into an independent director and indemnification agreement with the Company and it is effective as of such date.  The form of independent director and indemnification agreements are filed as Exhibit 10.1 to our Current Report on Form 8-K, dated July 13, 2010 (the “Independent Director Agreement”).

Pursuant to the Independent Director Agreements:

(i)           each independent director will be retained as a director of the Company until the director or the Company terminates the agreement upon thirty (30) days prior written notice, with or without cause;

(ii)          Mr. Wasserman and Mr. Tan receive a $20,000 annual director’s fee and a five year non-qualified option to purchase 6,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature; and

(iii)         Dr. Wang receives a $22,000 annual director’s fee.

The Independent Director Agreement also contains standard confidentiality provisions and provides that the Company shall indemnify the directors to the fullest extent permitted by law against personal liability for actions taken in the performance of their duties to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table sets forth below certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report, based on 17,861,085 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the shareholders, directors and officers listed below is No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province, China. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned (1)
Glory Period Limited (2)(3)(4)	8,942,471	50.18%
Hongwei Qu (4)	8,942,471	50.18%
Gene Hsiao (5)	40,000	0.22%
Chengde Wang (6)	—	—
Adam Wasserman (7)	—	—
Thomas Tan (8)	—	—
All Executive Officers and Directors as a group	8,982,471	50.40%

(1)	Based on 17,861,085 shares of common stock issued and outstanding as of June 28, 2011.
(2)	Joshua Tan is the sole shareholder of Glory Period, but pursuant to a Call Option Agreement, he has no right to sell any shares without prior written consent by Hongwei Qu.
(3)	Hongwei Qu is the executive director of Glory Period.
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

(5)
Mr. Hsiao is our Chief Financial Officer and also a director of our company.  Pursuant to his employment agreement with us, Mr. Hsiao is entitled to be granted up to an aggregate of 120,000 shares of our common stock, vesting in three annual installments of 40,000 beginning June 4, 2011, provided he is then employed by our company.

(6)	Dr, Wang is a director of our company.
(7)
Mr. Wasserman is a director of our company.  Pursuant to his independent director agreement with us, Mr. Wasserman is expected to receive, effective October 13, 2010, and provided he is still serving with our company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature.

(8)
Mr. Tan is a director of the Company. Pursuant to his independent directors agreement with us, Mr. Chan is expected to receive, effective September 6, 2011, and provided he is still serving with our company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Guarantee for the loans with banks by Mr. Qu

Mr. Qu, our President, Chief Executive Officer and Chairman, is providing a guaranty for Bohai’s loans with Pudong Development Bank Qingdao Branch in a total amount of $2.2 million, or RMB 15 million. As of March 31, 2011, the loans were paid in full.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Marcum Bernstein & Pinchuk, LLP, John Kinross-Kennedy and Parker Randall CF (H.K.) CPA Limited (the “Parker Randall”), during the fiscal years ended June 30, 2011 and June 30, 2010, respectfully for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	June 2011	June 2010
Audit Fees	$93,000	$40,000
Audit Related Fees	664	6,000
Tax Fees	3,000	-
All Other Fees	-	-
TOTAL	$96,664	$46,000

Part IV

Item 15.  Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
5.1	Opinion of Ellenoff Grossman & Schole LLP*
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
10.5	Form of Independent Director Agreement and Indemnify Agreement (6)
10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)
10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)
10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)
10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WFOE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)
21.1	Subsidiaries of the Registrant +
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WFOE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)
99.7	Opinion of AllBright Law Offices, dated December 31, 2009, with respect to certain PRC matters (11)

*	Previously filed
+	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2011.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2011.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.
(11)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders
of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheet of Bohai Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bohai Pharmaceuticals Group, Inc and Subsidiaries as of June 30, 2011 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York
September 28, 2011

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
Parker Randall CF (H.K.) CPA Limited Certified Public Accountant
Hong Kong
September 28, 2010

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

	June 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$13,344,426	$17,149,082
Restricted cash	11,043	576,019
Accounts receivable, net	15,891,642	10,409,527
Inventories	1,511,021	748,422
Prepaid expenses and other current assets	1,060,138	1,489,751

Total current assets	31,818,270	30,372,801

Property, plant and equipment, net	5,214,962	5,361,609
Intangible assets – pharmaceutical formulas	25,019,377	17,342,772
Long term prepayments - land use right, net	17,577,271	9,877,087
Debt issue costs	485,039	1,562,617

TOTAL ASSETS	$80,114,919	$64,516,886

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes, net of discount of $9,317,897 and $11,375,180 as of June 30, 2011 and 2010, respectively	$1,132,103	$124,820
Accounts payable	1,291,907	741,621
Accrued expenses	4,324,313	2,984,988
Income taxes payable	721,771	700,326
Short-term borrowings	920,554	4,398,849
Derivative liabilities - investor and agent warrants	937,867	5,481,928

Total current liabilities	9,328,515	14,432,532

Deferred tax liability	2,878,397	2,309,321

TOTAL LIABILITIES	12,206,912	16,741,853

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

SHAREHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 and 16,500,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	17,861	16,500
Additional paid-in capital	18,345,574	15,317,621
Accumulated other comprehensive income	3,559,355	460,570
Statutory reserves	2,201,817	2,201,817
Retained earnings	43,783,400	29,778,525

Total shareholders’ equity	67,908,007	47,775,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,114,919	$64,516,886

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	For the Years Ended June 30,
	2011	2010

Revenues	$81,328,555	$59,264,724

Cost of revenues	17,293,680	10,164,853

Gross profit	64,034,875	49,099,871

Selling, general and administrative expenses	45,779,010	36,253,075

Income from operations	18,255,865	12,846,796

Other income (expense)
Interest income	52,102	-
Interest expense	(4,097,717)	(1,436,952)
Other income	15,582	126,574
Change in fair value of derivative liabilities	4,544,061	925,063

Total other income (expenses)	514,028	(385,315)

Income before provision for income taxes	18,769,893	12,461,481

Provision for income taxes	(4,765,018)	(3,404,509)

Net income	$14,004,875	$9,056,972

Comprehensive income:
Net income	14,004,875	9,056,972
Other comprehensive income
Unrealized foreign currency translation gain	3,098,785	127,470
Comprehensive income	$17,103,660	$9,184,442

Earnings per common share
Basic	$0.81	$0.62
Diluted	$0.75	$0.55

Weighted average common shares outstanding
Basic	17,198,917	14,722,055
Diluted	22,423,917	17,569,315

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common stock			Accumulated other			Total
		$0.001	Additional	comprehensive	Statutory		Shareholders’
	Shares	Par value	paid-in capital	income	reserves	Retained Earnings	Equity
Balance at July 1, 2009	13,162,500	$13,163	$8,794,838	$333,100	$2,201,811	$20,721,553	$32,064,465

Recapitalization	3,087,500	3,087	419,366	-	-	-	422,453
Beneficial conversion feature on convertible notes	-	-	6,175,462	-	-	-	6,175,462
Conversion of convertible notes on additional paid-in capital adjustments	250,000	250	(250)	-	-	-	-
Conversion of convertible notes credits on carrying amount and deferred fees	-	-	(71,795)	-	-	-	(71,795)
Foreign currency translation adjustment	-	-	-	127,470	-	-	127,470
Net Income	-	-	-	-	6	9,056,972	9,056,978
							-
Balances at June 30, 2010	16,500,000	16,500	15,317,621	460,570	2,201,817	29,778,525	47,775,033

Restricted stock awards	85,000	85	182,415	-	-	-	182,500
Amortization of stock options issued at fair value	-	-	27,027	-	-	-	27,027
Conversion of convertible notes	527,703	528	948,304	-	-	-	948,832
Issuance of common stock for cash	748,382	748	1,870,207	-	-	-	1,870,955
Foreign currency translation adjustment	-	-	-	3,098,785	-	-	3,098,785
Net Income	-	-	-	-	-	14,004,875	14,004,875
Balances at June 30, 2011	17,861,085	$17,861	$18,345,574	$3,559,355	$2,201,817	$43,783,400	$67,908,007

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	For the Year Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$14,004,875	$9,056,972

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	538,105	310,551
Bad debt expense	26,737	-
Loss on disposal of property, plant and equipment	67,048	10,589
Impairment loss on intangible assets – pharmaceutical formulas	635,442	-
Accretion of beneficial conversion feature	1,029,487	-
Amortization of deferred fees on convertible notes	971,004	510,716
Interest expense on convertible notes	1,033,201	132,146
Change in fair value of warrants	(4,544,061)	(925,063)
Stock based compensation	209,527	-
Deferred income taxes	434,726	431,220

Changes in operating assets and liabilities:
Accounts receivable	(4,831,672)	685,854
Other receivables and prepayments	454,382	1,994,621
Inventories	(704,725)	(437,998)
Accrued liabilities	(44,951)	292,454
Accounts payable	498,030	(231,107)
Accrued liabilities	1,197,340	(99,884)
Income taxes payable	(15,552)	20,849

Net cash provided by operating activities	10,958,943	11,751,920

Cash flows from in investing activities
Purchases of property, plant and equipment	(88,152)	(47,279)
Proceeds from disposal of property, plant and equipment	4,526	-
Prepaid land use rights	(7,166,782)	(7,313,502)
Purchase of intangible assets – pharmaceutical formulas	(7,242,222)	-

Net cash used in investing activities	(14,492,630)	(7,360,781)

Cash flows from financing activities
Proceeds from short term borrowings	897,734	6,574,838
Repayment of short term borrowings	(4,518,845)	(8,044,852)
Note repayment from equity holder	53,562	1,422,754
Payment of debt issue costs	-	(1,570,000)
Proceeds from issuance of convertible promissory notes	-	12,000,000
Proceeds from issuance of common stock	1,870,955	-
Release (deposit) of restricted cash	564,976	(163,981)

Net cash flows (used in) provided by financing activities	(1,131,618)	10,218,759

Effect of exchange rate change on cash and cash equivalents	860,649	45,018

Net (decrease)/increase in cash	(3,804,656)	14,654,916

Cash - beginning of year	17,149,082	2,494,166

Cash - end of year	$13,344,426	$17,149,082

Cash paid during the year for:
Interest	$1,045,013	$569,184
Income taxes	$4,345,845	$2,952,441

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

1.	ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (“BPGI”) was incorporated under the laws of the State of Nevada on January 9, 2008 under the name of Link Resources, Inc. Prior to January 5, 2010, BPGI was a public “shell” company in the exploration stage since its formation and did not realize any revenues from its planned operations.

Pursuant to a Share Exchange Agreement, dated January 5, 2010 (the “Share Exchange Agreement”), BPGI acquired Chance High International Limited, a British Virgin Islands company (“Chance High”), from Chance High’s shareholders (the “Chance High Shareholders”). Pursuant to the terms of the Share Exchange Agreement, BPGI acquired all of the outstanding equity securities of Chance High (the “Chance High Shares”) from the Chance High Shareholders, in exchange, for 13,162,500 newly issued shares of BPGI common stock,   As a result, the former shareholders of Chance High became the majority shareholders of BPGI following the completion of the Share Exchange transaction. Link Resources, Inc. officially changed its name to Bohai Pharmaceuticals Group, Inc. on January 29, 2010.

Chance High owns 100% of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as Yantai Shencaojishi Pharmaceuticals Co., Ltd. (the “WFOE”).  On December 7, 2009 (prior to the date of the Share Exchange), the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”), and its three shareholders, who include Mr. Hongwei Qu, (“Mr. Qu”) who owns 90% of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 10% of Bohai. Bohai is a Chinese company engaged in the production, manufacturing and distribution of herbal medicines, including capsules and other products, based on traditional Chinese medicine. Bohai is based, and operates solely, in the People’s Republic of China (“China” or the “PRC”).

The VIE Agreements include (i) a Consulting Services Agreement, (ii) an Operating Agreement, and (iii) a Proxy Agreement, through which the WFOE has the right to advise, consult, manage and operate Bohai for an annual fee equal to all of Bohai’s yearly net profits after tax.  Pursuant to these agreements, the WFOE indirectly owns but has 100% managerial and economic control of the business activities of Bohai including the right to appoint all executives and senior management and members of the board of directors of Bohai.  Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for the WFOE to collect consulting and services fees provided to Bohai pursuant to an equity pledge agreement.  In order to further reinforce the WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted the WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an option agreement.  The VIE Agreements have perpetual terms unless otherwise determined by PRC law, and can (particularly in the case of the Consulting Services Agreement (which is the principal VIE Agreement) be terminated by the parties under certain circumstances, including material breach, the termination of Bohai’s business or a liquidation of Bohai.  The WFOE (which is controlled indirectly by BPGI) can also terminate the Consulting Services Agreement at will.

The Share Exchange was accounted for as a reverse merger and recapitalization of Chance High effective January 5, 2010. Although BPGI legally acquired Chance High and its 100% controlled subsidiary Bohai, for accounting purposes, Chance High and Bohai are considered to be the accounting acquirers and BPGI is the accounting acquiree.  As a result, the historical consolidated financial statements for periods prior to January 5, 2010 are those of Chance High, it wholly owned WFOE and Bohai.

BPGI, its wholly owned subsidiary Chance High, WFOE and Bohai are referred to herein collectively and as a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.  Mr. Qu currently serves the Company’s Chairman, Chief Executive Officer and President. The Company has continued to be engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China.  The Company is headquartered and maintains its principal operations in the city of Yantai, Shandong Province, China, and conducts business operations  exclusively in the PRC.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

2.	LIQUIDITY AND FINANCIAL CONDITION

We completed the acquisition of Yantai Nirui Pharmaceuticals, Ltd on August 8, 2011 (Note 19).

The Company’s net income and cash flows from operations amounted to $14,004,875 and $10,958,858, respectively for the year ended June 30, 2011. The Company’s has working capital of approximately $14,109,725, after giving effect a $10,450,000 convertible note obligation that matures on January 5, 2012 (Note 12) but excluding a $937,867 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed since the time of the Share Exchange Transaction. As described in Note 19, the Company completed its acquisition of Yantai Tianzheng Pharmaceuticals Company, Ltd. for aggregate purchase consideration of US$35,000,000 payable in four installments of which the equivalent in Chinese Renminbi, the functional currency of the PRC (“RMB”), $6,000,000 was paid on the (10) calendar day after the execution date of the acquisition, $12,000,000 will be paid on or before (6) months after the execution date, $12,000,000 will be paid on or before the (12) months after the execution date, and the remaining $5,000,000 will be paid on or before the (18) months after the Execution Date.  As described in Note 19, the Company has the ability to convert the remaining payments that are due into two year installment obligations bearing interest at 6% per annum. The election of this option would reduce the $12,000,000 cash payment to the sellers by February 2012 to approximately $3,000,000.

The Company has also undertaken a plan to diversify the business and expand its existing product lines through the acquisition of Yantai Tianzheng Pharmaceuticals Company, Ltd (Note 20), and gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of its historical and acquired businesses.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards expanding the business through the recent acquisition, that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate the  business and satisfy short term obligations through at least July 1, 2012.  However, the Company has ongoing obligations with respect to the acquisition, whether or not the acquisition is successful, and must also repay the $10,450,000 balance due on convertible notes on the contractual maturity date of January 5, 2012. Accordingly, the Company will require additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. Management cannot provide any assurance that the Company will raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WFOE and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP.  We adopted FAS Accounting Standards Codification (“ASC”) 810-10-15-14 and also ASC 810-10-05-8, which requires that a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and has the direct ability to make decisions on all operating activities of the VIE.  We control Bohai through the VIE Agreements described in Note 1. Under the following series of agreements entered into on December 7, 2009.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Under the Operating Agreement entered into between WFOE and Bohai, the WFOE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai. Under the Consultant Service Agreement entered into between WFOE and Bohai, Bohai agreed to pay all of its net income to WFOE quarterly as a consulting fee. Accordingly, WFOE has the right to receive the expected residual returns of Bohai.  As such, the Company is the primary beneficiary of and maintains controlling managerial and financial interest in, Bohai in accordance with ASC 810-10-15-14. Accordingly, Bohai’s financial position and results of operations are consolidated with those of the Company for all periods presented.

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the acquisition. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests.  The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Yantai Bohai’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30,
	2011	2010

Total current assets*	$32,711,620	$20,834,123
Total assets*	80,523,230	53,415,591
Total current liabilities**	18,674,129	9,005,735
Total liabilities**	21,552,525	11,315,056

* Includes intercompany accounts in the amounts of $1,896,933 and $394,821 in current assets as at June 30, 2011 and 2010, respectively that were eliminated in consolidation.

** Includes intercompany accounts in the amounts of $11,660,222 and $457,004 in current liabilities as at June 30, 2011 and 2010, respectively that were eliminated in consolidation.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective fair values. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of acquired business are reflected in the acquirer’s consolidated financial statements and results of operations after the date of the acquisition.

Reclassifications

Certain amounts in the June 30, 2010 consolidated financial statement have been reclassified to conform to the June 30, 2011 presentation.

Business Segments

The Company’s operations are classified into one principal reportable segment that provides different products or services.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

Significant estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves, and inventory, and the carrying amounts of intangible assets. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets (including present value of future cash flow estimates for our pharmaceutical formulas) could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  We maintain bank accounts in the PRC and a checking account in the United States of America that principally consist of demand deposits. We also have restricted cash accounts in the United States that include funds designated for interest payments due to convertible note holders and for use in investor relations programs pursuant to a securities purchase agreement.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of June 30, 2011 and 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes.  As of June 30, 2011 and 2010, management does not believe that any reserves are necessary.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from 5 to 10 years for office equipment, machinery, and vehicles and 30 to 40 years for buildings. The cost of repairs and maintenance is charged to expense as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of impairment in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible Asset – Pharmaceutical Formulas

The Company has purchased pharmaceutical formulas that were approved by State Food and Drug Administration of China (“SFDA”). These formulas can be renewed every 5 years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time these regulations that mitigate competition and the ability of other suppliers to replicate our products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible asset might not be recoverable.

The Company recorded an $635,442 impairment charge during the year ended June 30, 2011 based on management’s decision to no longer produce or seek to develop markets for eight specific products.  There were no impairment charges to record during the year ended June 30 2010.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock required classification as liability instruments at June 30, 2010 and 2011 due to the existence of non-standard anti-dilution privileges that caused the warrants to not be indexed to the Company’s own stock.

Fair Value Measurements and Fair Value of Financial Instruments

We adopted the guidance of ASC 820 for fair value measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table reflects gains and losses for years ended June 30, 2011 and 2010 for all financial assets and liabilities categorized as Level 3 as of June 30, 2011 and 2010.

Liabilities:
Balance of derivative liabilities as of July 1, 2009	$-
Initial fair value of derivative liabilities	6,406,991
Change in the fair value of derivative liabilities	(925,063)
Balance of derivative liabilities as of June 30, 2010	$5,481,928
Change in the fair value of derivative liabilities	(4,544,061)
Balance of derivative liabilities as of June 30, 2011	$937,867

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Estimating the fair value of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value our derivatives, which had a direct affect on the fair values described above are more fully described in (Note 12). In addition, valuation techniques are sensitive to changes in the trading market price of our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within our control that can significantly affect our estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, our net income may include significant charges or credits as these estimates and assumptions change.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of the Company’s operating business based in the PRC is the RMB.  For our subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate in effect as of the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in comprehensive income.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currency. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the RMB. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

Period end exchange rates used to translate assets and liabilities and average exchange rates is used to translate  revenue and expenses in each of the reporting periods are as follows:

	June 30,
	2011	2010
Period end US$: RMB exchange rate	6.4635	6.8086
Average periodic US$: RMB exchange rate	6.6278	6.8367

The RMB is not freely convertible into any other currencies. In addition, all foreign exchange transactions in the PRC must be conducted through authorized institutions. Accordingly, management cannot provide any assurance that the RMB underlying the consolidated financial statement amounts could have been, or could be, converted into US dollars at the exchange rates used to translate the functional currency into the reporting currency.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on our historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the years ended June 30, 2011 and 2010, our sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Cost of Revenue

Cost of revenue consists primarily of raw material costs, labor cost, overhead costs associated with the manufacturing process and related expenses which are directly attributable to our revenues.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the employee or director’s requisite service period (presumptively, the vesting period). The FASB Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that we undertake.  Research and development costs were primarily incurred from Yantai Tianzheng Medicine Research and Development Co., Ltd., and were $497,903 and $440,931 for the years ended June 30, 2011 and 2010, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense.  Shipping costs amounted to $832,401 and $525,611 for the years ended June 30, 2011 and 2010, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling general and administrative expenses amounted to $14,822,116 and $13,237,648 for the years ended June 30, 2011 and 2010, respectively. Advertising expense amounted approximately to $8,400,000 and $7,800,000 for the years ended June 30, 2011 and 2010, respectively.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

We are governed by the PRC’s Income Tax Laws and the Internal Revenue Code of the United States. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and income tax base of assets and liabilities and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that the benefit of such tax assets will not be realized in future periods. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the periods that include the enactment date.

The deferred tax liability on indefinite lived intangible assets is attributable to the tax effect of temporary differences between the financial statement and income tax bases of our pharmaceutical formulas, which have indefinite useful lives and are not being amortized for financial reporting purpose but are being amortized over 10 years for income tax purposes.

We account for certain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement processes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also provides direction on decognition, classification, interest and penalties, accounting in interim periods and related disclosure.

Our policy is to classify assessments, if any, for tax related to interest as interest expense and penalties as general and administrative expense.

Earnings per Share

We report earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation of diluted shares in periods for which they have an anti-dilutive effect. Diluted shares underlying stock options and common stock purchase warrants are included in the determination of diluted earnings per share using the treasury stock method.  Diluted shares underlying convertible debt obligations are included in the determination of diluted loss per share using the “if converted” method (Note 15).

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-05, Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s consolidated balance sheets.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). I f it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company is assessing the impact of adopting this standard on our consolidated financial statements

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. The Company is currently assessing the impact if adopting this standard on our financial statement disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

•	Those that clarify the intent of the Company’s Board of Directors regarding the application of existing fair value measurement and disclosure requirements.

•	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company is currently evaluating the impact of this standard and do not expect its adoption have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

4.	INVENTORIES

Inventories consist of the following:

	June 30,
	2011	2010

Raw materials	$739,363	$328,859
Work in progress	423,202	116,834
Finished goods	348,456	302,729
Total inventories	$1,511,021	$748,422

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets consist of the following:

	June 30,
	2011	2010

Prepaid advertising and promotion	$935,275	$1,198,484

Other receivables	106,626	261,475
Other miscellaneous deposits and prepayments	18,237	29,792

Prepaid expenses and other current assets	$1,060,138	$1,489,751

Other receivables at June 30, 2010 include an unsecured, non-interest bearing loan in the principal amount of $40,160 due from Mr. Qu that was repaid in July 2010.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,
	2011	2010

Buildings	$5,122,557	$4,862,916
Plant equipment	1,348,819	1,234,994
Office equipment	107,520	85,174
Motor vehicles	258,720	414,622
Total	6,837,616	6,597,706

Less: accumulated depreciation	(1,622,654)	(1,236,097)

Property, plant and equipment, net	$5,214,962	$5,361,609

Depreciation expense for property, plant and equipment for the years ended June 30, 2011 and 2010 amounted to $366,338 and $238,813, respectively.

As discussed in Notes 11 and 12, substantially at the Company’s assets are pledged as collateral for its debt obligations. As of June 30, 2011 and 2010, the Company has specifically pledged certain plant equipment and machinery having a carrying amount of $391,317and $534,102, respectively to secure a bank loan to the Bohai.

7.	INTANGIBLE ASSETS – PHARMACEUTICALS FORMULAS

Intangible assets consist of the following:

	June 30,
	2011	2010

Pharmaceuticals formulas, at cost	$25,019,377	$17,342,772

On December 9, 2010, we entered into an Intangible Assets Transfer Agreement with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), an unrelated party, pursuant to which Daxin transferred to us all rights and title for 14 State Food and Drug Administration previously approved traditional Chinese medicine formulas. The aggregate purchase price of approximately $7,186,100 (RMB 48,000,000) was paid during the quarter ended March 31, 2011.  The 14 new formulas consist of two new product categories, powder and pellet formulations. Additionally, 4 of the 14 formulas are included in the Chinese government’s Essential Drug List (“EDL”) and an additional 5 medicines are included in the National Drug Reimbursement List (“NDRL”).

During the fourth quarter of our 2011 fiscal year, we determinate that we will no longer manufacture or seek to develop markets for 8 specific product formulas due to a change in our business strategy that resulted from our acquisition described in Note 19. As a result of this decision, the total cost of these products, in the amount of $635,442 was included as an impairment charge during the fourth quarter of our fiscal year ended June 30, 2011.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

8.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	June 30,
	2011	2010

Land use rights, at cost	$17,999,002	$10,110,236
Less: Accumulated amortization	(421,731)	(233,149)
Intangible assets – land use rights, net	$17,577,271	$9,877,087

We currently have two land use rights in the City of Yantai. One was acquired in 2011 described below and will be used as our future manufacturing site. The certificate of the land use right will expire in 49 years. The other was acquired in March 2007 and it is located at our present manufacturing site. We have not received the certificate of land use right relating to our current manufacturing site since we acquired it in 2007 due to changes in zoning plans by the City of Yantai (Note 13). Amortization expense amounted $171,767 and $71,443 for the years ended June 30, 2011 and 2010, respectively.

Amortization of land use rights for fiscal years ending subsequent to June 30, is as follows:

Year ending June 30,	Amortization
2012	$377,300
2013	377,300
2014	377,300
2015	377,300
2016	377,300
Thereafter	15,690,771
Total, net	$17,577,271

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters for RMB 97,500,000 (approximately $14,480,284).  We paid $7,166,782 and $7,313,502 in fiscal year 2011 and 2010, respectively for the parcel of land. As of March 31, 2011, this purchase price was paid in full.

9.	DEBT ISSUE COSTS

We incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 12) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	June 30,
	2011	2010

Beginning balance	$1,562,617	$2,152,454
Transferred to equity on conversion	(106,574)	(79,120)
Amortization	(971,004)	(510,717)
Ending balance	$485,039	$1,562,617

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

10.	ACCRUED EXPENSES

Accrued expense consists of the following:

	June 30,
	2011	2010

Selling expenses	$2,605,375	$1,542,280
Value added tax	913,821	686,478
Compensation	261,144	221,810
Other	531,993	534,420
Due to equity holder	11,980	-

Total	$4,324,313	$2,984,988

11.	SHORT-TERM BORROWINGS

Bohai obtained several short-term loan facilities from financial institutions in the PRC.  Short-term borrowings as of June 30, 2011 and 2010 consist of the following:

Loan from		Annual	June 30,
financial institution	Loan period	interest rate	2011	2010
China Construction Bank	February 24, 2010 to February 23, 2011	5.84%	$-	$3,524,954
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	9.03%	-	587,492
Yantai Laishan Rural Credit Union	September 28, 2009 to September 26, 2010	6.90%	-	286,403
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	618,860	-
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	301,694	-
			$920,554	$4,398,849

Substantially all of the Company’s assets are pledged as collateral on a collective basis for these obligations and the secured note obligation described in Note 12.

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 128 accredited investors (the “Investors”), we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 and one Common Stock purchase warrant (collectively, the “Investor Warrants”).  By agreement with the Investors, each investor received: (i) a single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant representing the aggregate number of Investor Warrants purchased by them as part of the units. The majority of this debt is guaranteed by third-parties and our CEO, Mr. Qu, and a portion is secured by our inventories and fixed assets.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS – Continued

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

Effective as of June 30, 2010, we entered into an Amendment and Agreement (the “A&A”) with Euro Pacific Capital, Inc., as representative of the Investors (the “Investor Representative”), pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the A&A, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by us of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised.  The A&A did not change the Company’s accounting for the Notes and the Warrants described below.

On and effective as of March 30, 2011, the Company entered into a Termination Agreement (the "Termination Agreement") with the Investor Representative pursuant to which the Company and the Investor Representative agreed to terminate the A&A. As a result of the Termination Agreement, the A&A and each of its provisions were terminated. The Termination Agreement was entered into because, after further study, the Company concluded that the original purpose of the A&A (to mitigate the impact of certain non-cash embedded derivative liabilities associated with the Notes, Warrants and Agent Warrants) would not be achieved. Therefore, the Company determined and agreed with the Investor Representative to terminate the A&A and to thereby restore the Notes, Warrants and Agent Warrants to their original terms.

The Notes contain certain events of default, including non-payment of interest or principal when due, bankruptcy, failure to maintain a listing of the Common Stock or to make required filings on a timely basis. No premium is payable by us if an event of default occurs. However, upon an Event of Default, and provided no more than 50% of the aggregate face amount of the Notes have been converted, the Investors holding Notes have the right to receive a portion, based on their pro-rata participation in the transaction, of 1,000,000 shares of our Common Stock that have been placed in escrow by our principal shareholder. The shares in escrow will be returned to our principal shareholder when 50% of the aggregate face amount of the Notes has been converted or, if later, when the Notes are repaid.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

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

In connection with the sale of the units, we paid our placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants (the “Placement Agent Warrants” and, together with the Investor Warrants, the “Warrants”) to purchase 600,000 shares of Common Stock, which Placement Agent Warrants are substantially identical to the Investor Warrants, except that, pursuant to separate lock-up agreements executed by the holders of the Placement Agent Warrants, the Placement Agent Warrants are not exercisable until the six month anniversary of the later of: (i) the date of effectiveness of the registration statement registering the resale of the Common Stock underlying the Notes and Warrants or (ii) the date of commencement of sales in connection with such registration statement.

In addition to the placement agent fee, we paid $370,000 of legal and other expenses. As required by the Securities Purchase Agreement, $500,000 of the proceeds from the sale of the units were placed in escrow to pay investor relations expenses to be incurred by us and $240,000, equivalent to one quarter’s interest expense on the Notes, was also placed in escrow. The interest escrow will be released to us at such time as 75% of all shares underlying the Notes have been issued upon conversion of Notes. After payment of the placement agent fees and other expenses and the amounts required to be placed in escrow, we received net proceeds of $9,690,000. At June 30, 2011 and 2010, $11,043 and $576,019, respectively, remained in escrow and is included in restricted cash.

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

Valuation

At the time the Notes and Warrants were issued, there had not been any market activity for the Common Stock.  Accordingly, determining the fair value of the Common Stock required us to make complex and subjective judgments. We estimated the value of our enterprise as of January 5, 2010 based on a review of the enterprise value derived from the use of market and income valuation approaches. We also reviewed an asset-based approach to assess whether the result of such an approach was consistent with the value derived from the market and income valuation approaches. The market approach was based on the market price to earnings multiple for companies considered by management to be comparable to us. The income approach was based on applying discount rates to estimated future net income. The estimated enterprise value was then allocated to our existing outstanding Common Stock, the Notes and the Warrants using the Binomial option pricing method. The option pricing method was based on the two year period to maturity of the Notes and the three year period to expiration of the Warrants, risk-free interest rates commensurate with those periods and the expected volatility used was based on a review of the historical volatility of companies considered by management to be comparable to us.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

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

Accounting for Convertible Notes

At January 5, 2010 and June 30, 2011, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  Although market trading activity for our Common Stock has developed, the Notes can be exercised only in whole but not in part and through June 30, 2011 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

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

FASB ASC 815-10-15-74 provides that a contract which would otherwise meet the definition of a derivative instrument but that is both (a) indexed to a company’s own stock and (b) classified in shareholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815-40-15 and 815-40-25 provide guidance for determining whether those two criteria are met. Because the Company’s functional currency is the Renminbi, but the Notes are denominated in U.S. Dollars, FASB ASC 815-40-15-71 provides that the embedded conversion options are not considered to be indexed only to our Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the conversion price of the Notes would be reduced if we issued securities at a lower exercise or conversion price.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

Warrants

Because our functional currency is the RMB but the Warrants are denominated in U.S. Dollars, the Warrants are not considered to be indexed only to our Common Stock. Furthermore, prior to the June 30, 2010 Amendment described above, the criteria that the instruments be indexed only to the Common Stock was also not met because the exercise price of the Warrants would be reduced if we issued securities at a lower exercise or conversion price. In accordance with ASC 815-10-S99-4, the Warrants (including the Placement Agent Warrants) are accounted for at fair value, with changes in their fair value charged or credited to income each period.

At January 5, 2010, the Investor Warrants were valued at $5,824,538, as described above. At June 30, 2011, the Investor Warrants were re-valued at $852,607 using a binomial model, based on the closing market price on that date of $1.05, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.33% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants.

The Placement Agent Warrants were initially valued at $582,454, as described above. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by us, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At June 30, 2011, the Placement Agent Warrants were re-valued at $85,260, based on the closing market price on that date of $1.05, a term equal to the remaining life of the Warrants, an expected dividend yield of 0%, a risk-free interest rate of 0.33% and estimated volatility of 55%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants for the years ended June 30, 2011 and 2010 of $4,544,061 and $925,063, respectively, has been recorded as a gain on the consolidated statement of income.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

The following table summarizes the weighted average remaining contractual life and exercise price of all of our outstanding warrants.

Warrants Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at	at	Contractual Life	currently
Price	June 30, 2011	June 30, 2011	(Years)	exercisable

$2.40	6,600,000	6,600,000	1.52	$2.40

Convertible Notes

The Investor Warrants were initially recorded at their fair value of $5,824,538 and the remainder of the $12,000,000 gross proceeds received from the Investors of $6,175,462 was allocated to the Notes. Based on the proceeds allocated to the Notes, the Notes are convertible into Common Stock at an effective conversion price of approximately $1.03 per share. Because the effective conversion price is less than the fair value of the Common Stock at the time the Notes were issued, the Company recognized a beneficial conversion feature, which was limited to the amount of proceeds allocated to the Notes of $6,175,462. The Notes were initially recorded at a carrying value of zero and are being amortized, together with interest accruing on the Notes, to their maturity value over the period to maturity, at an effective interest rate of approximately 540% per annum. Interest expense for the years ended June 30, 2011 and 2010 was $1,889,202 and $588,811, respectively. As of June 30, 2011, Notes with an aggregate face amount of $1,550,000 and interest of $5,406 on the Notes were converted into 777,703 shares of Common Stock. In the event the Convertible Note holders did not convert their notes by January, 5 2012, the Company has right to redeem the outstanding convertible notes at $2.0 per each note. Total number of Outstanding Convertible Notes was 5,225,000 for the period ended June 30, 2011.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS - Continued

The convertible note liability is as follows at June 30, 2011 and 2010:

	June 30,
	2011	2010

Convertible notes payable, at full principal value	$10,450,000	$11,500,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(9,317,897)	(11,375,180)
Convertible notes, net	$1,132,103	$124,820

Escrowed Shares

As of January 5, 2010 and at June 30, 2011, our principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, we entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of us. The total contract price is approximately $2,320,724 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years.  As of June 30, 2011, we have paid $1,284,134 (RMB 8,300,000) and the remaining contract amount will be paid progressively in installments. The final payment will be paid upon obtaining new drug certifications from the applied government regulatory authority.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS - Continued

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of our purchases of raw materials or other supplies:

	Year ended	Year ended
	June 30, 2011	June 30, 2010

Shandong Yantai Medicine Procurement and Supply Station	14.6%	13.5%
Anhui DeChang Pharmaceutical Co. Ltd.	*	11.9%

* Constitutes less than 10% of the Company’s purchases.
We have short term raw material purchase obligations from various unrelated third parties in the amount of $1,569,907 (RMB 10,147,095) and the contractual obligation was fulfilled in July 2011.

(c)	Sales Product Concentrations

Four of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup and Shangtongning Tablets represented approximately 27.41%, 14.37%, 26.23%, and 8.66%, respectively, of total sales as of June 30, 2011.

(d)	Economic and Political Risks

Our operations are conducted solely in the PRC.  There are significant risks associated with doing business in the PRC, which include, among others, political, economic, legal and foreign currency exchange risks. Our results may be adversely affected by changes in political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of our cash is deposited in state-owned banks within the PRC, and no deposits are covered by insurance. We have not experienced any losses in such accounts and believe that our loss exposure is insignificant due to the fact that banks in the PRC are state owned and are generally high credit quality financial institutions. A significant portion of our sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas. We continually monitor the credit worthiness of our customers in an effort to reduce credit risk.

At June 30, 2011 and 2010, our cash balances by geographic area were as follows:

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS - Continued

	June 30,
	2011		2010
Country:
United States	$198,521	1%	$-	0%
China	13,145,905	99%	17,149,082	100%
Total cash and cash equivalents	$13,344,426	100%	$17,149,082	100%

(f)	Certificate of land use right

Our corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province in China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which are known as collective land are owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our manufacturing facility. We currently have not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain our corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot provide any assurance that we will eventually obtain the land use right certificate for this land. If we are asked by the local government to relocate our facility, we believe that estimated relocation and other costs at approximately will be reimbursed by the local government. The Company does not believe that a requirement to relocate operations would have a material adverse effect on the business.

(g)	Purchase obligation

We had a commitment to purchase certain raw materials $1,569,907 as of June 30, 2011 that was fulfilled upon the delivery of the goods in July 2011.

(h)	Business insurance

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

14.	SHAREHOLDERS’ EQUITY

Authorized Capital

We are authorized to issue 150 million shares of Common Stock, par value $0.001 per share.  Holders of our Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Issuance of Common Stock

On January 21, 2011, we closed a financing transaction in which we sold an aggregate of 748,382 shares of Common Stock to a total of 42 individual investors domiciled in the PRC at $2.50 per share, for total gross proceeds of $1,870,955.

Notes with an aggregate face amount of $1,050,000 and accrual interest of $5,406 were converted into 527,703 shares of Common Stock during the year ended June 30, 2011.

Restricted Stock Awards

On June 4, 2010, we granted 120,000 shares of Restricted Common Stock to our Chief Financial Officer for three years of service. The Restricted Common Stock vests in three equal annual installments over the related service period. We issued 40,000 shares of Restricted Common Stock with an aggregate fair value of $95,000 under this agreement during the year ended June 30, 2011.

On November 10, 2010, we issued 25,000 shares of fully vested, non-forfeitable Common Stock to a non-employee service provider to create investor awareness programs. For the year ended June 30, 2011, the company recorded $52,500 as a general and administrative expense.

On January 5, 2011, we issued 20,000 shares of fully vested, non-forfeitable Common Stock to a non-employee service provider to create investor awareness programs. For the year ended June 30, 2011, the Company recognized $35,000 for the fair value of these shares as a general and administrative expense.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

15.	EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock plus the effect of potentially dilutive common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for stock options and common stock purchase warrants.  The following table sets forth the computation of basic and diluted net income per common share:

	June 30,
	2011	2010
Net income available for common Shareholders-basic	$14,004,875	$9,056,972
Effective interest on convertible notes and amortization of debt issue costs	2,860,206	588,811
Net income available for common shareholders – diluted	$16,865,081	$9,645,783

	Year ended	Year ended
	June 30, 2011	June 30, 2010
Weighted average number of common shares outstanding - basic	17,198,917	14,722,055
Common shares if converted from Convertible Debt	5,225,000	2,847,260
Weighted average number of common shares outstanding - diluted	22,423,917	17,569,315
Earnings per share:
Basic	$0.81	$0.62
Diluted	$0.75	$0.55

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding during the year ended June 30, 2011 but were excluded from the computation of diluted earnings per share as these exercise prices exceeded the average stock price for the year ended June 30, 2011.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

16.	STOCK OPTIONS

On October 13, 2010, we granted stock options to two directors for the purchase of 26,000 shares of our Common Stock at an exercise price of $2.00 per share.  The options vested immediately and expire five years from the date of issuance.

These options have been valued at $23,844. We use a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 70%, risk free interest rate of 0.3%, expected term of 2.5 years.

On May 2, 2011, we granted stock options to a director for the purchase of 6,000 shares of our Common Stock at an exercise price of $2.00 per share.  The options vested immediately and expire five years from the date of issuance. These options have been valued at $3,184. We use a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55%, risk free interest rate of 0.3%, expected term of 5 years.

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2011:

Options Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise Price	at June 30, 2011	at June 30, 2011	Contractual Life (Years)	currently exercisable

$2.00	32,000	32,000	4.39	$2.00

We account for share-based payments in accordance with ASC 718. Accordingly, we expense the fair value of awards granted to the directors. Total compensation expense related to the stock options for the years ended June 30, 2011 and 2010 was $27,027 and $0, respectively and was recorded as general and administrative expense.

A summary of our stock option activity as of June 30, 2011, and changes during the twelve months ended June 30, 2011 is presented in the following table:

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

16.	STOCK OPTIONS - Continued

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, June 30, 2010	-	-	$-

Granted or vested during the year ended June 30, 2011	32,000	32,000	$2.00

Exercised during the year ended June 30, 2011	-	-	$-

Expired during the year ended June 30, 2011	-	-	$-

Balance, June 30, 2011	32,000	32,000	$2.00

17.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the years ended June 30, 2011 and 2010, selling, general and administrative expenses consisted of the following:

	Year ended	Year ended
	June 30, 2011	June 30, 2010

Travel and accommodation	$9,421,895	$6,479,787
Advertising and promotion	14,822,116	13,237,648
Audit fees and expenses	197,348	40,073
Commission	3,861,379	4,092,716
Conferences	5,713,002	4,010,143
Depreciation and amortization	228,873	37,726
Staff costs	2,669,702	2,034,566
Research and development cost	497,903	440,931
Other operating expenses	7,731,350	5,879,485
Impairment loss on Pharmaceutical formulas	635,442	-
Total selling, general and administrative expenses	$45,779,010	$36,253,075

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

18.	INCOME TAXES

For the years ended June 30, 2011 and 2010, the provision for income taxes consisted of the following:

	Years Ended June 30,
	2011	2010

Current taxes
United States	$-	$-
PRC	4,330,292	2,973,289

Deferred taxes (benefit)
United States	(391,282)	(308,406)
PRC	434,726	431,220

Change in valuation allowance	391,282	308,406

Provision for Income Taxes	$4,765,018	$3,404,509

As of June 30, 2011, we had $9,699,386 of net operating loss carry forwards available for federal tax income purposes that may be used to offset future taxable income and will begin to expire in 2029.We provided for full valuation allowance against the net deferred tax assets of $699,688 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future. During the years ended June 30, 2011 and 2010, the valuation allowance increased by 391,282 and 308,406 respectively.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

18.	INCOME TAXES — Continued

We are subject to income tax in the United States and the PRC. There was a benefit for income tax in the United States because we had a taxable loss in the United States for the years ended June 30, 2011and 2010. The statutory tax federal rate is 34%. The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate as follows for the years ended June 30, 2011 and 2010:

	For the Years Ended June 30,
	2011	2010

US tax at statutory rate	$6,381,764	$4,236,906
Foreign tax differential	(1,699,616)	(1,125,392)
Permanent differences	(1,544,980)	-
NOL True-up	(763,431)	-
Record prior year DTL	2,000,000	292,995
Change in valuation allowance	391,282	-
Provision for Income Taxes	$4,765,018	$3,404,509

Our deferred tax assets as of June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
Deferred tax asset:
NOL carryover	$3,297,791	$308,406
Stock compensation	71,240	-
Sub-total	$3,369,031	$308,406
Deferred tax liabilities:
Debt discount	$(1,649,343)	$-
Interest	(1,020,000)	-
Sub-total	$(2,669,343)	$-
Valuation allowance	(699,688)	(308,406)
Total	$-	$-

The Company also has a deferred tax liability related to indefinite lived intangibles in the PRC jurisdiction of $2,878,397 and $2,309,321 for the years ended June 30, 2011 and 2010, respectively.

We have permanently reinvested earnings in its foreign subsidiary. At June 30, 2011, $44,938,907 of accumulated earnings was permanently reinvested. At current tax rates, additional federal income taxes (net of available tax credits) of approximately $5,994,000 would become payable if such income were to be repatriated.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended June 30, 2011 and 2010. Further, it is not anticipated that the unrecognized benefits will significantly change over the next twelve months.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in the PRC. For federal tax purposes, years beginning after June 30, 2008 are still open to examination. Currently, no income tax returns are under examination.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

19.	VIE

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC througj the VIEs.

Resulting from the VIE Agreement signed between Yantai Shencaojishi Pharmaceuticals Co., Ltd (“WFOE”) and Yantai Bohai Pharmaceuticals Group Co. Ltd (“Bohai”), the Company includes the assets, liabilities, revenues and expenses of Yantai Bohai Pharmaceuticals Group Co. Ltd (the “VIE”) in its consolidated financial statements.

The VIE Agreements include:

Equity Interest Pledge Agreement. The WFOE and Bohai Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each Bohai Shareholder has pledged all of his shares of Bohai to the WFOE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Bohai during the term of the pledge.

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

These contractual arrangement may not be as effective in the providing the Company with control over the VIEs as director ownership. Due to its VIEs structure, the Company has to rely on contract right to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Yantai Bohai Pharmaceuticals Group Co. Ltd. Our VIE Agreements are subject to significant risks as set forth in the following risk factors.

•
The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

•
There are risks involved with the operation of Bohai under the VIE Agreements. We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

19.	VIE — Continued

•	We depend upon the VIE Agreements in conducting our production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

•
We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from our Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

•	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

•
We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our company for PRC tax purposes which could result in higher tax liability.

20.	SUBSEQUENT EVENTS

Acquisition of Yantai Tianzheng Pharmaceuticals Company Limited

On August 8, 2011, Yantai Nirui Pharmaceuticals, Ltd. (“Yantai Nirui”), a newly formed limited liability company formed under the laws of the PRC and wholly owned by Chance High (the Company’s wholly-owned subsidiary), signed a share transfer agreement with the Shareholders of Yantai Tianzheng Pharmaceuticals Company, Ltd. (“Yantai Tianzheng”) to acquire 100% of Yantai Tianzheng’s equity interests for a purchase consideration of US$35,000,000 in aggregate, payable in four installments of which the RMB equivalent to US$6,000,000 will be paid on or before the tenth (10) calendar day after the Execution Date (the execution date of the Share Transfer Agreement), the RMB equivalent to US$12,000,000 will be paid on or before six (6) months after the Execution Date, the RMB equivalent to US$12,000,000 will be paid on or before twelve (12) months after the Execution Date, and the RMB equivalent to US$5,000,000 will be paid on or before eighteen (18) months after the Execution Date. The Agreement is subject to a three month transition period with associated covenants and obligations as well as certain precondition requirements, as defined, prior to each scheduled installment payment.

In the event that Yantai Nirui fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan owed by Yantai Nirui to the Shareholders of Yantai Tianzheng, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As long as such interest payments are made on a timely basis and the outstanding principal of such loan and interest are satisfied in full within 2 years after the Conversion Date, Yantai Nirui will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over the Shares. Furthermore, even in the event of non-payment by Yantai Nirui of any principal or interest under the loans as described above, or in the event of any other breach or default by Yantai Nirui of the SPA, the Shareholders of Yantai Tianzheng’s remedies against Yantai Nurui are limited solely to monetary damages, and in all instances the Shareholders of Yantai Tianzheng will have no right to reclaim ownership of the Shares or demand that Yantai Nirui in any way revert control or legal ownership over the Shares back to the Shareholders.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

20.	SUBSEQUENT EVENTS - Continued

The purchase price for Yantai Tianzheng was allocated to fair value of the tangible assets acquired and liabilities assumed, customer lists, pharmaceutical formulas, and other intangible assets. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the net assets and intangible assets acquired was allocated to goodwill.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Yantai Tianzheng was completed as at the beginning of the years ended June 30, 2011 and 2010.

	Year ended	Year ended
	June 30, 2011	June 30, 2010

Net Sales	$126,934,504	$85,391,453
Net income	$21,090,583	$13,796,299
Earnings per share- basic	$1.23	$0.94
Earnings per share- diluted	$1.07	$0.82

Related party transaction with Yantai Tianzheng

Bohai (our principal operating subsidiary prior to the acquisition) grants the use of its registered trademark, Xian Ge, to Yantai Tianzheng on five types of its products. The agreement is effective from February 22, 2008 to February 17, 2013. There is no fee associated with the usage of the registered trademark.

The Company has performed an evaluation of subsequent events through the date these financial statements are issued.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28 day of September, 2011.

Bohai Pharmaceuticals Group, Inc.

/s/ Hongwei Qu
By:
Name: Hongwei Qu
Tile: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gene Hsiao
By:
Name: Gene Hsiao
Tile: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	September 28, 2011
Hongwei Qu

/s/ Chengde Wang	Director	September 28, 2011
Chengde Wang

/s/ Gene Hsiao	Director	September 28, 2011
Gene Hsiao

/s/ Adam Wasserman	Director	September 28, 2011
Adam Wasserman

/s/ Thomas Tan	Director	September 28, 2011
Thomas Tan