Form 10-Q
period 2011-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2011-11-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:  000-53401

Bohai Pharmaceuticals Group, Inc.
(Exact name of registrant as specified in its charter)

`Nevada	98-0697405
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐

As of November 14, 2011, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2011.  Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•
our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng, which acquisition was consummated in August 2011 (currently $24 million is due within 12 months, and a total of $29 million is due); (ii) satisfy our obligations under our convertible notes due January 5, 2012 (currently $10.45 million due) or (iii) otherwise to support our business plans;

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

We cannot give any guarantee that our plans, intentions or expectations will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30 AND JUNE 30, 2011

	September 30,	June 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,230,301	$13,344,426
Restricted cash	391,962	11,043
Accounts receivable	24,473,987	15,891,642
Inventories	3,128,213	1,511,021
Prepaid expenses and other current assets	1,375,518	1,060,138

Total current assets	45,599,981	31,818,270

Property, plant and equipment, net	11,757,622	5,214,962
Prepayment for property, plant and equipment	256,560	-
Intangible assets – pharmaceutical formulas	35,280,170	25,019,377
Long term prepayments - land use right, net	19,021,828	17,577,271
Customer relationships, net	13,837,904	-
Goodwill	4,944,646	-
Debt issue costs	247,679	485,039

TOTAL ASSETS	$130,946,390	$80,114,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes, net of discount of $7,198,510 and $9,317,897 as of September 30 and June 30, 2011, respectively	$3,251,490	$1,132,103
Accounts payable	3,105,502	1,291,907
Advances from customers	172,004	-
Accrued expenses	5,461,790	4,324,313
Income taxes payable	1,911,097	721,771
Short-term borrowings	1,563,673	920,554
Acquisition price payable – current portion	24,000,000	-
Derivative liabilities - investor and agent warrants	605,382	937,867

Total current liabilities	40,070,938	9,328,515

Acquisition price payable – non-current portion	5,000,000	-
Deferred tax liability	8,449,282	2,878,397

TOTAL LIABILITIES	53,520,220	12,206,912

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

SHAREHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of September 30 and June 30, 2011, respectively	17,861	17,861
Additional paid-in capital	24,593,353	18,345,574
Accumulated other comprehensive income	4,173,955	3,559,355
Statutory reserves	2,201,817	2,201,817
Retained earnings	46,439,184	43,783,400

Total shareholders’ equity	77,426,170	67,908,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,946,390	$80,114,919

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010

Revenues	$29,927,856	$16,783,200

Cost of revenues	6,943,720	3,200,818

Gross profit	22,984,136	13,582,382

Selling, general and administrative expenses	16,234,489	8,614,758

Income from operations	6,749,647	4,967,624

Other income (expense):
Interest income	21,242	-
Interest expense	(2,622,511)	(754,004)
Other (expense) income, net	(6,720)	11,093
Change in fair value of derivative liabilities	332,485	(30,554)

Total other expenses	(2,275,504)	(773,465)

Income before provision for income taxes	4,474,143	4,194,159

Provision for income taxes	(1,818,359)	(1,181,684)

Net income	$2,655,784	$3,012,475

Comprehensive income:
Net income	2,655,784	3,012,475
Other comprehensive income
Unrealized foreign currency translation gain	614,600	888,370
Comprehensive income	$3,270,384	$3,900,845

Earnings per common share
Basic	$0.15	$0.18
Diluted	$0.15	$0.15

Weighted average common shares outstanding
Basic	17,861,085	16,506,626
Diluted	23,086,085	22,250,104

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Common stock			Accumulated other			Total
		Par value	Additional	comprehensive	Statutory		Shareholders’
	Shares	$0.001	paid-in capital	income	reserves	Retained Earnings	Equity

Balances at June 30, 2011	17,861,085	$17,861	$18,345,574	$3,559,355	$2,201,817	$43,783,400	$67,908,007

Capital contribution from shareholder	-	-	6,225,778	-	-	-	6,225,778

Restricted stock awards	-	-	22,000	-	-	-	22,000

Foreign currency translation adjustment	-	-	-	614,600	-	-	614,600

Net Income	-	-	-	-	-	2,655,784	2,655,784

Balances at September 30, 2011	17,861,085	$17,861	$24,593,353	$4,173,955	$2,201,817	$46,439,184	$77,426,170

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,655,784	$3,012,475
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	751,660	85,701
Gain on disposal of property, plant and equipment	(2,755)	1,879
Gain from foreign currency in Tianzheng’s acquisition payable	(308,847)	-
Accretion of beneficial conversion feature	-	147,423
Amortization of deferred fees on convertible notes	237,360	259,965
Interest expense on convertible notes	2,119,387	29,717
Change in fair value of warrants	(332,485)	30,554
Stock based compensation	22,000	29,000
Deferred income taxes	221,722	-

Changes in operating assets and liabilities:
Accounts receivable	(1,516,059)	(1,431,498)
Other receivables and prepayments	(93,605)	(589,373)
Inventories	(274,098)	(924,319)
Accrued liabilities	(139,022)	402,743
Accounts payable	(610,549)	1,000,823
Other payable	131,669	-
Income taxes payable	442,781	385,112

Net cash provided by operating activities	3,304,943	2,440,202

Cash flows used in investing activities:
Purchases of property, plant and equipment	(429,716)	(3,953)
Proceeds from disposal of property, plant and equipment	101,353	4,425
Prepaid land use rights	-	(4,743,139)
Prepaid deposit for property, plant and equipment	(255,840)	-
Cash acquired from acquisition of Yantai Tianzheng subsidiary	1,358,078	-
Cash paid for acquisition of Yantai Tianzheng subsidiary	(6,000,000)	-

Net cash used in investing activities	(5,226,125)	(4,742,667)

Cash flows from financing activities:
Proceeds from short term borrowings	-	877,540
Repayment of short term borrowings	(1,473,523)	(877,540)
Advance from shareholder	7,831	-
Note repayment from shareholder	-	52,357
Capital contribution from shareholder	6,237,136	-
Release of restricted cash	10,000	387,492

Net cash flows provided by financing activities	4,781,444	439,849

Effect of foreign currency translation on cash and cash equivalents	25,612	253,779

Net (decrease) increase in cash and cash equivalent	2,885,875	(1,608,837)

Cash and cash equivalent at beginning of period	13,344,426	17,149,082

Cash and cash equivalent at end of period	$16,230,301	$15,540,245

Cash paid during the period for:
Interest	$265,762	$298,316
Income taxes	$1,213,899	$796,572

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$-	$136,117

Non-cash portion of acquisition price payable for Yantai Tianzheng subsidiary	$29,000,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (“BPGI”) was incorporated under the laws of the State of Nevada on January 9, 2008 under the name of Link Resources, Inc.  Prior to January 5, 2010, BPGI was a public “shell” company in the exploration stage since its formation and did not realize any revenues from its planned operations.  BPGI became a public company on January 5, 2010 pursuant to a Share Exchange Agreement completed between BPGI (then known as Link Resources, Inc.) and the shareholders of Chance High (as defined below) (the “Share Exchange Agreement” and the transactions contemplated hereby, the “Share Exchange”) on January 5, 2010.

The Company is currently engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through two operating subsidiaries:

(i)           Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company and the Company’s original operating subsidiary (“Bohai”) which is controlled by the Company through a variable interest entity arrangement (“VIE”) described below; and

(ii)           Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”) which the Company acquired in August 2011 (with an effective control date of July 1, 2011) through a newly formed PRC wholly-foreign owned enterprise subsidiary, Yantai Nirui Pharmaceuticals, Ltd. (“WFOE II”).

The Company is headquartered and maintains its principal operations in the city of Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

BPGI owns 100% of Chance High International Limited, a British Virgin Islands company (“Chance High”).  Chance High owns 100% of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as Yantai Shencaojishi Pharmaceuticals Co., Ltd. (the “WFOE”).  On December 7, 2009 (prior to the date of the Share Exchange), the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, the Company’s current Chairman and Chief Executive Officer (“Mr. Qu”).  Mr. Qu currently owns 96.7% of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 3.3% of Bohai.

The VIE Agreements include (i) a Consulting Services Agreement, (ii) an Operating Agreement, and (iii) a Proxy Agreement, through which the WFOE has the right to advise, consult, manage and operate Bohai for an annual fee equal to all of Bohai’s yearly net profits after tax.  Pursuant to these agreements, the WFOE indirectly owns but has 100% managerial and economic control of the business activities of Bohai including the right to appoint all executives and senior management and members of the board of directors of Bohai.  Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for the WFOE to collect consulting and services fees provided to Bohai pursuant to an equity pledge agreement.  In order to further reinforce the WFOE’s rights to control and operate Bohai, Bohai’s shareholders granted the WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an option agreement.  The VIE Agreements have perpetual terms unless otherwise determined by PRC law, and can (particularly in the case of the Consulting Services Agreement (which is the principal VIE Agreement) be terminated by the parties under certain circumstances, including material breach, the termination of Bohai’s business or a liquidation of Bohai.  The WFOE (which is controlled indirectly by BPGI through Chance High) can also terminate the Consulting Services Agreement at will.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

BPGI, its wholly owned subsidiary Chance High, WFOE, WFOE II, Bohai and Yantai Tianzheng are referred to herein collectively and as a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology.

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income and cash flows from operations amounted to $2,655,784 and $3,304,943, respectively for the three months ended September 30, 2011. The Company had working capital of approximately $5,529,043 at September 30, 2011, after giving effect a $10,450,000 convertible note obligation that matures on January 5, 2012 (Note 12) but excluding a $605,382 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed concurrently with and subsequent to the consummation of the Share Exchange.

As described further in Note 4, the Company completed its acquisition of Yantai Tianzheng on August 8, 2011 (the “Execution Date”), with an effective control date of July 1, 2011, for aggregate purchase consideration of US$35,000,000, payable in four installments in the equivalent of Chinese Renminbi, the functional currency of the PRC (“RMB”).  $6,000,000 of the aggregate purchase price was paid on or before tenth calendar day after the Execution Date of the acquisition; $12,000,000 is due to be paid on or before the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before the 18 month anniversary of the Execution Date.  As described in Note 4, the Company has the ability to convert the remaining payments that are due into two year installment obligations bearing interest at 6% per annum with full principal payments due before the end of two-year installment terms.  The election of this option would reduce the $24,000,000 cash payment to the sellers by September 2012 to approximately $600,000.  Like Bohai, Yantai Tianzheng is a TCM manufacturer based in Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

The Company has expanded its existing product lines through the acquisition of Yantai Tianzheng and is expecting to gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of the historical Bohai and the acquired Yantai Tianzheng business.

In August 2011, Mr. Qu made a permanent equity capital contribution of $6,225,778 (RMB 40,000,000) into Bohai to support the Company’s future capital needs.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards expanding the business through the Yantai Tianzheng acquisition, that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate the business and satisfy short term obligations through at least October 1, 2012.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

2.	LIQUIDITY AND FINANCIAL CONDITION (continued)

However, the Company has ongoing obligations with respect to the Yantai Tianzheng acquisition, whether or not the intended benefits of the acquisition are realized, and must also repay the remaining $10,450,000 balance due on the Company’s convertible notes on the contractual maturity date of January 5, 2012 (see Note 12).  Accordingly, the Company will require significant additional capital in order to fund these obligations and execute its longer term business plan.  If the Company is unable to raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, without limitation, curtailing the Company’s business development activities, suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses.  There is a material risk, and management cannot provide any assurances, that the Company will raise additional capital if needed.  The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial information furnished herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management,  are necessary for a fair statement of the financial position and results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompany notes.  Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.  This Quarterly Report  on Form 10-Q should be read in conjunction with our Annual Report on Form10-K for the Company’s fiscal year ended June 30, 2011.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of the full year 2012 ending June 30, 2012.

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WFOE, WFOE II, Yantai Tianzheng and our VIE Bohai.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP.  We adopted FAS Accounting Standards Codification (“ASC”) 810-10-15-14 and also ASC 810-10-05-8, which requires that a VIE be consolidated if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decisions on all operating activities of the VIE.  We control Bohai through the VIE Agreements described in Note 1, under the following series of agreements entered into on December 7, 2009.

Under the Operating Agreement entered into between WFOE and Bohai, the WFOE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai.  Under the Consulting Services Agreement entered into between WFOE and Bohai, Bohai agreed to pay all of its net income to WFOE quarterly as a consulting fee.  Accordingly, WFOE has the right to receive the expected residual returns of Bohai.  As such, the Company is the primary beneficiary of and maintains controlling managerial and financial interest in, Bohai in accordance with ASC 810-10-15-14.  Accordingly, Bohai’s financial position and results of operations are consolidated with those of the Company for all periods presented.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange.  We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests.  The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	September 30,	June 30,
	2011	2011

Total current assets*	$43,251,996	$32,711,620
Total assets*	91,413,859	80,523,230
Total current liabilities**	18,622,972	18,674,129
Total liabilities**	21,679,204	21,552,525

*           Includes intercompany accounts in the amounts of $8,438,243 and $1,896,933 in current assets as of September 30 and June 30, 2011, respectively, that were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $11,684,691 and $11,660,222 in current liabilities as of September 30 and June 30, 2011, respectively, that were eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10-K for the year ended June 30, 2011, filed on September 28, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Reclassifications

Certain amounts in the September 30, 2010 unaudited condensed consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

Significant estimates and assumptions include allocating purchase consideration issued in business combinations, valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves, inventory reserves, and the carrying amounts of intangible assets. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets (including present value of future cash flow estimates for our pharmaceutical formulas) could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Intangible Asset – Pharmaceutical Formulas

The Company has purchased pharmaceutical formulas that were approved by the State Food and Drug Administration of China (“SFDA”). These formulas can be renewed every 5 years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate our products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible asset might not be recoverable.

There were no impairment charges to record during the three months ended September 30, 2011 and 2010.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other receivables, short-term borrowings, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

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

The following table reflects gains and losses for the three months ended September 30, 2011 and 2010 for all financial assets and liabilities categorized as Level 3.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liabilities:

Balance of derivative liabilities as of June 30, 2011	$937,867
Change in the fair value of derivative liabilities	(332,485)
Balance of derivative liabilities as of September 30, 2011	$605,382

Estimating the fair value of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value our derivatives, which had a direct effect on the fair values described above are more fully described in Note 12.  In addition, valuation techniques are sensitive to changes in the trading market price of our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within our control that can significantly affect our estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, our net income may include significant charges or credits as these estimates and assumptions change.

Foreign Currency Translation

Our reporting currency is the U.S. dollar.  The functional currency of the Company’s operating business based in the PRC is the RMB.  For our subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate in effect as of the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into U.S. dollars are included in comprehensive income.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended September, 2011	Year ended June 30, 2011	Three months ended September, 2010
Period end US$: RMB exchange rate	6.3952	6.4635	6.6981
Average periodic US$: RMB exchange rate	6.4132	6.6278	6.7803

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on our historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products.  For the three months ended September 30, 2011 and 2010, our sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that we undertake.  Research and development costs were primarily incurred from Yantai Tianzheng Medicine Research and Development Co., Ltd., and were $0 and $184,357 for the three months ended September 30, 2011 and 2010, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense.  Shipping costs amounted to $296,175 and $156,862 for the three months ended September 30, 2011 and 2010, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling, general and administrative expenses amounted to $3,590,338 and $2,827,712 for the three months ended September 30, 2011 and 2010, respectively.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). I f it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2).  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company has recently completed goodwill assessment for the year ended June 30, 2011 and determined that there was no impairment of goodwill.  We have only recently completed the Yantai Tianzheng acquisition and believe that the carrying amount of Yantai Tianzheng does not exceed its fair value.

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard on our condensed consolidated financial statement disclosures for the Yantai Tianzheng acquisition.

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

The Company is currently evaluating the impact of this standard and do not expect its adoption have a material impact on the Company’s condensed consolidated financial statements.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

4.	ACQUISITION

On August 8, 2011, the Company, through WFOE II, a newly formed limited liability company formed under the laws of the PRC and wholly owned by Chance High (the Company’s wholly-owned subsidiary), signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent), payable in four installments: US$6,000,000 was paid on or before the tenth calendar day after the Execution Date of the acquisition; $12,000,000 is due to be paid on or before the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before the 18 month anniversary of the Execution Date.

In the event that the Company fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum.

The acquisition expands the Company’s product lines and should allow the Company to leverage the sales and distribution channels of Bohai and Yantai Tianzheng by introducing new products. Yantai Tianzheng's current sales network spans over 14 major provinces as well as over 14 Tier 2 and Tier 3 cities, with products sold in over 1,100 hospitals across China.  In addition, Yantai Tianzheng brings excess manufacturing capacity which meets GMP standards and will allow Bohai to further expand its production.  Bohai is currently consolidating and integrating the two companies' operations, which creates the potential for significant improvement in the operating efficiency of the combined companies.

The Company accounted for its acquisitions of Yantai Tianzheng using the acquisition method of accounting.  Accordingly, the results of operations for the three ended September 30, 2011, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on July 1, 2011, which is the date the Company assumed control of Yantai Tianzheng pursuant to the terms of the share transfer agreement between WFOE II and the shareholders of Yantai Tianzheng.

The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

4.	ACQUISITION (continued)

The preliminary purchase price allocation is as follows:

Purchase Consideration:
Cash paid to sellers immediately following the closing	$6,000,000
Acquisition installment obligation payable to sellers	29,000,000
Less cash acquired	(1,358,078)
Net purchase consideration	33,641,922

Tangible assets acquired:
Restricted cash	386,787
Accounts receivable	6,893,730
Other receivable and advance to suppliers	208,240
Inventories	1,312,170
Property, plant and equipment	6,151,206
Long term prepayments - land use rights	1,394,291
Accounts payable	(2,386,576)
Other payable and accrued expenses	(1,081,425)
Income taxes payable	(729,796)
Advance from customers	(170,186)
Short-term borrowings	(2,088,652)
Deferred tax liabilities	(5,261,605)
Net tangible assets acquired	4,628,185

Purchase consideration in excess of fair value of net tangible assets	29,013,737

Allocated to:
Customer relation	14,151,156
Pharmaceutical product formulas	9,887,986
Goodwill upon acquisition	4,974,595
$0

The purchase price allocation is preliminary and was based, in part, on management’s knowledge of Yantai Tianzheng’s business and the results of a third party appraisal commissioned by management.  The purchase price allocation is subject to possible changes as additional facts and information about Yantai Tianzheng’s business come to the Company’s attention.

The unaudited pro-forma financial results for the three months ended September 30, 2011 and September 30, 2010, combines the historical results of the Company with those of Yantai Tianzheng as if the acquisition had been completed as of the beginning of the reporting periods presented.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

4.	ACQUISITION (continued)

Three months ended
September 30, 2010

Net Sales	$25,074,276
Net income	$4,210,495
Earnings per share- basic	$0.26
Earnings per share- diluted	$0.20

The unaudited pro-forma results of operations are presented for information purposes only.  The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of the dates presented or to project potential operating results as of any future date or for any future periods.

5.	INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2011	2011

Raw materials	$1,572,477	$739,363
Work in progress	375,763	423,202
Finished goods	1,179,973	348,456
Total inventories	$3,128,213	$1,511,021

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets consist of the following:

	September 30,	June 30,
	2011	2011

Prepaid advertising and promotion	$658,330	$935,275
Other receivables	594,626	106,626
Other miscellaneous deposits and prepayments	122,562	18,237

Prepaid expenses and other current assets	$1,375,518	$1,060,138

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2011	2011

Buildings	$9,299,778	$5,122,557
Plant equipment	2,283,327	1,348,819
Office equipment	102,410	107,520
Motor vehicles	281,997	258,720
Total	11,967,512	6,837,616

Less: accumulated depreciation	(1,738,298)	(1,622,654)
Construction in progress	1,528,408	-

Property, plant and equipment, net	$11,757,622	$5,214,962

Depreciation expense for property, plant and equipment for the three months ended September 30, 2011 and 2010 amounted to $136,657 and $85,701, respectively.

Substantially all of Bohai’s assets are pledged on a collective basis to secure the Company’s convertible notes obligations. As of September 30, 2011, there was no pledge of specific assets to secure bank loans. As of June 30, 2011, the Company has specifically pledged certain plant equipment and machinery having a carrying amount of $391,317 to secure a bank loan on behalf of Bohai.

On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng.  The total contract price is approximately $3.03 million (RMB 19 million) and the construction is estimated to be completed by the end of 2011.  The remaining commitment of the contract was approximately $1.33 million (RMB 8.5 million) as of September 30, 2011.

8.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	September 30,	June 30,
	2011	2011

Land use rights, at cost	$19,984,577	$17,999,002
Less: Accumulated amortization	(962,749)	(421,731)
Intangible assets – land use rights, net	$19,021,828	$17,577,271

Amortization expense amounted $148,966 and $18,009 for the three months ended September 30, 2011 and 2010, respectively. Amortization of land use rights for fiscal years ending subsequent to September 30, 2011 is as follows:

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

8.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET (Continued)

Amortization
Remainder of FY2012	$2,730,763
2013	3,641,017
2014	3,641,017
2015	3,641,017
2016	3,641,017
Thereafter	1,726,997
Total	$19,021,828

9.	INTANGIBLE ASSETS – CUSTOMBER RELATIONSHIPS, NET

Intangible assets –customer relationships, net represents customer relationships related to the Yantai Tianzheng workforce acquired during the Yantai Tianzheng acquisition as described in Note 4.

Customer relationships are amortized on a straight line basis over 5 and 8 years of useful life while human capital is amortized over 3 years useful life.

Intangible assets – customer relationship, net at September 30, 2011 is as follow:

September 30, 2011
Customer relationships, at cost	$14,302,289
Accumulated amortization	(464,385)

Intangible assets – customer relationships, net	$13,837,904

10.	ACCRUED EXPENSES

Accrued expense consists of the following:

	September 30,	June 30,
	2011	2011

Accrued payroll and welfare	$429,646	$261,144
Accrued expense	30,000	197,496
Other taxes payable	1,660,758	1,056,691
Other payables	3,075,094	2,797,002
Amount due to equity holder	19,833	11,980
Other payable for construction	246,459	-

Total	$5,461,790	$4,324,313

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

11.	SHORT-TERM BORROWINGS

The Company has short-term loan facilities from financial institutions in the PRC.  Short-term borrowings as of September 30, 2011 and June 30, 2011 consist of the following:

Loan from		Annual	September 30,	June 30,
financial institution	Loan period	interest rate	2011	2011

China Citic Bank	February 23, 2011 to February 23, 2012	7.57%	$1,563,673	$-
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	-	618,860
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	-	301,694
Total short-term borrowings			$1,563,673	$920,554

The loan from China Citic Bank is from Yantai Tianzheng and is guaranteed by Yantai Tianzheng’s CEO, Chi Jiangbo and his wife Jiang Chunying.  Interest expense for short-term borrowings for the three months ended September 30, 2011 amounted to $56,764 and $89,899, respectively.

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Convertible notes, net of unamortized original issuance discounts are as follows:

	September 30,	June 30,
	2011	2011

Convertible notes payable, at full principal value	$10,450,000	$10,450,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(7,198,510)	(9,317,897)
Convertible notes, net	$3,251,490	$1,132,103

Convertible Notes

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS (continued)

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company. Principal is due on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note.

Warrants

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

In connection with the sale of the units, we paid our placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants (the “Placement Agent Warrants” and, together with the Investor Warrants, the “Warrants”) to purchase 600,000 shares of Common Stock, which Placement Agent Warrants are substantially identical to the Investor Warrants.

At September 30, 2011, the fair values of the Investor Warrants and Placement Agent Warrants amounted $550,348 and $55,034, respectively, using a binomial model, based on the closing market price on that date of $0.80, a term equal to the remaining life of the Warrants which is 1.27 years, an expected dividend yield of 0%, a risk-free interest rate of 0.02% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants and the Placement Agent Warrants.

The aggregate change in the value of the Investor and Placement Agent Warrants for the three months ended September 30, 2011 and 2010 of $332,485 and $30,554, respectively, has been recorded as a gain and a loss, respectively, on the condensed consolidated statements of income.

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting based on a periodic classification assessments. Accretion of the note discount amounted to $2,119,387 and $29,717 for the three month periods ended September 30, 2011 and 2010, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $2,328,387 and $256,717_for the three months ended September 30, 2011 and 2010, respectively.    There is an aggregate of 5,225,000 shares of common stock issuable under all remaining convertible notes as of September 30, 2011.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

12.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS (continued)

Escrowed Shares

As of January 5, 2010 and at September 30, 2011, our principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, we entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of the Company. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years.  As of September 30, 2011, we have paid $1,297,848 (RMB 8,300,000) and the remaining contract amount will be paid progressively in installments. The final payment will be paid upon obtaining new drug certifications from the applied government regulatory authority. Research and development costs associated with this organization were $0 and $184,357 for the three months ended September 30, 2011 and 2010, respectively.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of our purchases of raw materials or other supplies:

	Three Months ended	Three Months ended
	September 30, 2011	September 30, 2010

Shandong Yantai Medicine Procurement and Supply Station	*	18.0%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	10.3%	12.8%
Anhui DeChang Pharmaceutical Co. Ltd.	12.9%	*

* Constitutes less than 10% of the Company’s purchases.

We have short term raw material purchase obligations from various unrelated third parties in the amount of $2,388,732 (RMB 15,276,418) and the contractual obligation was fulfilled in October 2011.

(c)	Sales Product Concentrations

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.5%, 9.4%, 17.7%, 9.9% and 16.5%,  respectively, of total sales as of September 30, 2011.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (continued)

(d)	Economic and Political Risks

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

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of our cash is deposited in state-owned banks within the PRC, and no deposits are covered by insurance. We have not experienced any losses in such accounts and believe that our loss exposure is insignificant due to the fact that banks in the PRC are state owned and are generally high credit quality financial institutions. A significant portion of our sales are credit sales which are made primarily to customers whose ability to pay are dependent upon the industry economics prevailing in these areas. We continually monitor the credit worthiness of our customers in an effort to reduce credit risk.

At September 30, 2011 and June 30, 2011, our cash balances by geographic area were as follows:

	September 30,		June 30,
	2011		2011
Country:
United States	$90,549	1%	$198,521	1%
China	16,139,752	99%	13,145,905	99%
Total cash and cash equivalents	$16,230,301	100%	$13,344,426	100%

(f)	Certificate of land use right

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (continued)

(g)	Purchase obligation

We had a commitment to purchase certain raw materials $2,388,732 as of September 30, 2011 that was fulfilled upon the delivery of the goods in October 2011.

(h)	Business insurance

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

14.	EARNINGS PER SHARE

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

	Three months ended September 30,	Three months ended September 30,
	2011	2010
Net income available for common shareholders-basic	$2,655,784	$3,012,475
Effective interest on convertible notes and amortization of debt issue costs	2,565,747	256,717
Net income available for common shareholders – diluted	$5,221,531	$3,269,192

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
Weighted average number of common shares outstanding - basic	17,861,085	16,506,626
Common shares if converted from Convertible Debt	5,225,000	5,743,478
Weighted average number of common shares outstanding - diluted	23,086,085	22,250,104
Earnings per share:
Basic	$0.15	$0.18
Diluted	$0.15	$0.15

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

14.	EARNINGS PER SHARE (continued)

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding during the three months ended September 30, 2011 but were excluded from the computation of diluted earnings per share as these exercise prices exceeded the average stock price for the quarter ended September 30, 2011.

15.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended September 30, 2011 and 2010, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010

Travel and accommodation	$3,821,987	$1,550,958
Advertising and promotion	3,590,338	2,827,712
Audit fees and expenses	53,175	18,838
Commission	1,048,311	68,505
Conferences	4,421,114	1,445,857
Depreciation and amortization	629,599	9,959
Staff costs	551,715	581,512
Research and development cost	-	184,357
Other operating expenses	2,118,250	1,927,060

Total selling, general and administrative expenses	$16,234,489	$8,614,758

16.	INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada.  The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $9,000,000 and are available to offset future taxable income, is any through 2032.  The Company has fully reserved for these and all other tax assets generated in our US operations since it currently more likely than not that such assets will be realized in future periods.

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%, which is approximately equal to the effective income tax rate that the Company expects to use when recording income tax expense for financial reporting purposes for the year ending June 30, 2012. Accordingly, the Company is recording a tax provision at interim reporting dates for taxable income earned in the PRC using the effective rate expected to be in effect for the year ending June 30, 2012.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

17.	SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date these financial statements are issued.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products.  In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement.  In addition, one of our current products and four of our newly acquired formulas are currently included on the Chinese government's Essential Drug List (or EDL).  Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government.   Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products.  Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL, and Zhengxintai Capsule is in the process of renewal for its protective status and is currently under the NDRL.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.”  On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High, the indirect parent company of Bohai, our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements.  On August 8, 2011, WFOE II, a PRC company and a newly formed subsidiary of Chance High, entered into a Share Purchase Agreement pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng, which became our second operating subsidiary effective as of July 1, 2011. Our current organizational structure is summarized below:

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”.  Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortized beneficial conversion features and effective interest charges on convertible notes, option and stock-based compensation, and deferred tax liabilities shown in the chart below of $2,239,624 and $463,694 income for the three months ended September 30, 2011 and 2010, respectively, due to the adoption of the Financial Accounting Standards Board’s (“FASB”) ASC 815, ASC 350 and ASC 360 accounting standards as discussed in the Company’s financial statements.

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

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
					Increase
	2011		2010		(Decrease)
Net income available to common shareholders –GAAP	$2,655,784		$3,012,475		$(356,691)
Add back (subtract):
Change in fair value of warrants	(332,485	)(a)	30,554	(a)	(363,039)
Unamortized beneficial conversion features and effective interest charges	2,328,387	(a)	404,140	(a)	1,924,247
Change in option and equity based compensation	22,000	(b)	29,000	(b)	(7,000)
Deferred tax expenses and impairment losses - indefinite intangible assets	221,722	(c)	-	(c)	221,722
Adjusted net income available to common shareholders -non-GAAP	$4,895,408		$3,476,169		$1,419,239
Net income margins -non-GAAP	16.4%		20.7%		(4.3)%
Basic earnings per share – GAAP	$0.15		$0.18		$(0.03)
Add back (Subtract):
Change in fair value of warrants	(0.02	)(a)	0.00	(a)	(0.02)
Unamortized beneficial conversion features and effective interest charges	0.13	(a)	0.02	(a)	0.11
Change in option and equity based compensation	0.00	(b)	0.00	(b)	(0.00)
Deferred tax expenses and impairment losses - indefinite intangible assets	0.01	(c)	0.00	(c)	0.01
Adjusted basic earning per share non-GAAP	$0.27	*	$0.20		$0.07

Diluted earnings per share-GAAP	$0.15		$0.15		$0.00
Add back (Subtract):
Change in fair value of warrants	(0.01	)(a)	0.00	(a)	(0.02)
Unamortized beneficial conversion features and effective interest charges	0.10	(a)	0.02	(a)	0.08
Change in option and equity based compensation	0.00	(b)	0.00	(b)	(0.00)
Deferred tax expenses and impairment losses - indefinite intangible assets	0.01	(c)	0.00	(c)	0.02
Adjusted diluted earning per share non-GAAP	$0.25		$0.17		$0.08

Weighted average number of shares
Basic	17,861,085		16,506,626
Diluted	23,086,085		22,250,104

* Numbers may not add up due to rounding difference

(a)
We adopted the provisions of FASB accounting standard, ASC 815, which provides standards with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 12).  As a result of these measurements, we recognized non-cash credits of $332,485 and non-cash charges of $30,554 for the three months ended September 30, 2011 and 2010, respectively, from changes in fair value for investor and agent warrants and non-cash charges of $2,328,387 and $404,140 for the three months ended September 30, 2011 and 2010, respectively, for unamortized beneficial conversion features and effective interest charges.

(b)
We adopted stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires us to measure compensation cost for consultants and stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, our expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months ended September 30, 2011 and 2010, we recognized $22,000 and $29,000 of restricted stock as compensation expense.

(c)
We adopted the provisions of FASB accounting standard, ASC 350, which provides standards with respect to the deferred tax liability for indefinite intangible assets and FASB accounting standard, ASC 360, which provides standards with respect to accounting for the impairment or disposal of long-lived assets.  As a result of these measurements, we recognized net non-cash deferred tax charges of $221,722 and $0 for the three months ended September 30, 2011 and 2010, respectively, from deferred tax expenses.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three month ended September 30,
	2011	2010

Lung Nourishing Syrup	17.7%	27.7%
Tongbi Capsules	22.5%	27.8%
TongbiTablets	9.4%	15.0%
Zhengxintai Capsule	9.9%	-
Fangfengtongsheng Granule	16.5%	-
Other Products	24.0%	29.5%
Total Sales	100.0%	100.0%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top five products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules   which gave the Company exclusive or near-exclusive rights to manufacture and distribute these two medicines.  Tongbi Capsules’ certificates expired in September 2009. We filed an application for extending the protection period on March 12, 2009 and received certification extension until September 13, 2016. Lung Nourishing Syrup received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027.

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

Financial Highlights

•	Net revenues for the three months ended September 30, 2011 increased 78.3% to $29.9 million compared to the same period in 2010.

o	20% of increase in net revenues was from Bohai and 58% was from Yantai Tianzheng this fiscal quarter compared to the same quarter last fiscal year.

o
Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented over 76% of our total net revenues for the three months ended September 30, 2011.

o	74% of net revenue was derived from sales of prescription products and 26% was from Over-the-Counter products for the three months ended September 30, 2011.

•
Non-GAAP Net income for the three months ended September 30, 2011 increased 40.8% to $4.9 million compared to the same period in 2010. GAAP Net income for the three months ended September 30, 2011 decreased 11.8% to $2.7 million compared to the same period in 2010. The difference was due to net income from Tianzheng acquisition offset by net increase in effective interest charges of $1.9 million this quarter compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures).

o	Income from operations increased 35.9% to $6.7 million this quarter compared to the same quarter in the last fiscal year.

o
Net income margin decreased from 17.9% for the three months ended September 30, 2010 to 8.9% for the three months ended September 30, 2011. The decrease was mainly due to the net increase in certain non-cash activities such as effective interest charges from convertible notes and deferred income tax expenses as well as increase in selling related expenses.

o
Included in the net income this fiscal quarter were non-cash charges in effective interest and of $2.3 million, a non-cash charge in deferred income tax expenses of $0.2 million, and a non-cash credit of $0.3 million in changes in fair value of warrants.

•	Basic earnings per share was $0.15 and diluted earnings per share was $0.15 for the three months ended September 30, 2011.

o	Non-GAAP Diluted earnings per share increased 47.1% to $0.25 for the three months ended September 30, 2011 compared to the same period in 2010.

o	Non-GAAP Basic earnings per share increased 35.0% to $0.27 for the three months ended September 30, 2011 compared to the same period in 2010.

•	Including restricted cash, our total cash balance was $16.2 million as of September 30, 2011 and cash flow from operating activities was $3.3 million for the three months ended September 30, 2011.

o	Total cash and cash equivalents increased by $2.9 million for the three months ended September 30, 2011 compared to the same period in 2010.

o
Major cash payment activities for the three months ended September 30, 2011 included $1.5 million for the repayment of short term bank loans to Yantai Laishan Rural Credit Union and Binhai Rural Credit Union.

Operating Results

Comparison of the three months ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the three months ended September 30, 2011 and 2010, in US dollars:

	For The Three Months Ended
	September 30,
				Percentages
	2011	2010	Differences	Increase (decrease)
Net revenues	$29,927,856	$16,783,200	$13,144,656	78.3%
Cost of revenue	(6,943,720)	(3,200,818)	(3,742,902)	116.9%
Gross profit	22,984,136	13,582,382	9,401,754	69.2%
Selling, general, and administrative expenses	(16,234,489)	(8,614,758)	(7,619,731)	88.4%
Income from operations	6,749,647	4,967,624	1,782,023	35.9%
Total other income (expenses)	(2,275,504)	(773,465)	(1,502,039)	194.2%
Income before provision for income taxes	4,474,143	4,194,159	279,984	6.7%
Provision for income taxes	(1,818,359)	(1,181,684)	(636,675)	53.9%
Net income	$2,655,784	$3,012,475	$(356,691)	(11.8)%

The following table sets forth key components as a percentage of net revenue for the three months ended September 30, 2011 and 2010:

	For The Three Months Ended
	September 30,
			Percentage
	2011	2010	Increase (decrease)
Net revenues	100.0%	100.0%	-%
Cost of sales	(23.2)%	(19.1)%	(4.1)%
Gross profit	76.8%	80.9%	(4.1)%
Selling, general, and administrative expenses	(54.2)%	(51.3)%	(2.9)%
Income from operations	22.6%	29.6%	(7.0)%
Total other income(expenses)	(7.6)%	(4.6)%	(3.0)%
Income before provision for income taxes	14.9%	25.0%	(10.0)%
Provision for income taxes	(6.1)%	(7.0)%	1.0%
Net income	8.9%	17.9%	(9.0)%

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the three months ended September 30, 2011 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the three months ended September 30, 2011 increased by $13,144,656, or 78.3%, to $29,927,856 as compared to $16,783,200 for the three months ended September 30, 2010.  Net revenues were $21,162,188 and $8,765,668 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2011. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 23.6% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 79.6% of our total net revenues for Bohai.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The sale of our prescription drug products for the three months ended September 30, 2011 represented 74.0% of total net revenue compared to 60.5% for the same period in last year.   The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng.

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

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the three months ended September 30, 2011 was $6,943,720 as compared to $3,200,818 for the three months ended September 30, 2010, representing an increase of $3,742,902, or 116.9%. Cost of revenues were $4,657,753 and $2,285,967 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2011.  The increase in cost of revenues was mainly attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai as well as an increase in unit costs of raw material for four other products from Bohai: Danqi Tablet, Tongbi Capsules, Stomach Nourishing Tablet, and Anti-Flu Granules, for the three months ended September 30, 2011 compared to the same periods in last year. The increase in overall cost of revenue was also due to cost of revenues of approximately $2.3 million from Yantai Tianzheng.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues.  We achieved gross profit of $22,984,136 for the three months ended September 30, 2011, compared to $13,582,382 for the same period in 2010, representing an increase of $9,401,754, or 69.2%, over the same periods in 2010.  Our overall gross profit margins as a percentage of net revenues decreased by approximately 4.0% this fiscal quarter to date compared to the same periods in 2010.  The decrease in our gross profit margin was principally due to an increase in unit costs of raw material for four of our products, Danqi Tablet, Tongbi Capsules, Stomach Nourishing Tablet, and Anti-Flu Granules as well as a decrease in unit sale price for Medicine Wine.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $7,619,731 to $16,234,489, for the three months ended September 30, 2011 compared to $8,614,758 for the same fiscal periods in 2010.  This increase was mainly attributable to an increase in travel and accommodation expenses of approximately $2.3 million and conferences for $3.0 million in this fiscal quarter compared to the same period in 2010, as we continued to expand sales of both prescriptions and over the counter products to existing and new market areas all over China.  The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng .  The overall increase in conference expense was due to the promotion of prescription drugs in China especially drugs from Tianzheng’s product lines. The percentage of selling, general, and administrative expenses to net revenues was 54.2% and 51.3% for the three months ended September 30, 2011 and 2010, respectively, representing an increase of 2.9% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees.  Total other expenses were $2,275,504 for the three months ended September 30, 2011 compared to total other expenses of $773,465 for the period ended September 30, 2010, an increase of total other expenses of $1,502,039.  The increase in total other expenses were principally due to a net increase of $1,924,247 for non-cash effective interest charges and unamortized beneficial conversion features on convertible notes converted offset by a net increase in non-cash gain in fair value of warrants for $363,039 for convertible notes in connection with our private placement on January 5, 2010.  The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month.  As the carrying value increases, so does the interest expense. We anticipate the non-cash effective interest charge will be approximately $9 million during the first six months of the fiscal year. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note plus accrued interest payment, if any.  Number of outstanding convertible notes was 5,225,000 as of September 30, 2011 (See Note 12).

Provision for Income Tax

Our provisions for income taxes for the three months ended September 30, 2011 and 2010 were $1,818,359 and $1,181,684, an increase of $636,675, or 53.9%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng (see Note 16 to the accompanying unaudited financial statements).

Net Income

We had a net income of $2,655,784 for the three months ended September 30, 2011, as compared to net income of $3,102,475 for the three months ended September 30, 2010, a decrease in net income of $356,691, or 11.8%. This translates into basic net income per common share of $0.15 and $0.18, and diluted net income per common share of $0.15 and $0.15, for the three months ended September 30, 2011 and 2010, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $9,401,754 offset by an increase in selling, general and administrative expenses of $7,619,731, an increase in total other expenses of $1,502,039 resulting from mostly effective interest charges, and an increase in the tax provision of $636,675 this fiscal quarter compared to the same period in prior year.

Net income margin was 8.9% for the three months ended September 30, 2011 compared to 17.9% for the same period last year, a decrease of 9.0%. The decrease in net income margin for the three months ended September 30, 2011 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as effective interest charges and unamortized beneficial conversion features on convertible notes converted for a total of $1,924,247 as well as a non-cash net difference in deferred tax expense of $21,722. If we excluded such net gains, the net income margin would be 16.4% this fiscal quarter.

We had Non-GAAP net income of $4,895,408 for the three months ended September 30, 2011, as compared to Non-GAAP net income of $3,476,169 for the three months ended September 30, 2010, an increase in Non-GAAP net income of $1,419,239, or 40.8%. This translates into basic Non-GAAP net income per common share of $0.27 and $0.20, and Non-GAAP diluted net income per common share of $0.25 and $0.17, for the three months ended September 30, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $2,328,387 for the three months ended September 30, 2011 compared to $256,717 for the same period in 2010.

Total other income for the three months ended September 30, 2011 also comprised of a non-cash credit for fair value of warrants of $332,485.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2011, we had cash and cash equivalents of $16,230,301 and restricted cash of $391,962, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements
	For the three months ended
	September 30
	2011	2010
Net cash provided by operating activities	$3,304,943	$2,440,202
Net cash used in investing activities	(5,226,125)	(4,742,667)
Net cash provided by financing activities	4,781,444	439,849
Effect of foreign currency translation on cash and cash equivalents	25,612	253,779
Net increase (decrease) in cash and cash equivalent	$2,885,875	$(1,608,837)

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants. The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarter s. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. Number of outstanding convertible notes was 5,225,000 as of September 30, 2011.  (See Note 12 to the accompanying unaudited financial statements).

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

See “Comparison of Three Months Ended September 30, 2011 and 2010 – Cash Position” and “Obligations under Material Contracts” below for further discussion of our liquidity needs.

Comparison of Three Months Ended September 30, 2011 and 2010

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $3,304,943 for the three months ended September 30, 2011 as compared to net cash provided by operating activities of $2,440,202 for the three months ended September 30, 2010. The increase in net cash provided by operating activities was primarily due to an increase in the effective interest on convertible notes, decrease in inventory, and decrease in other receivable and prepayments offset by decreases in net income, decreases in accounts payable and change in fair value of warrants. We expect our cash flow from operating activities to maintain a positive flow due to strong support of TCM products from the Chinese government in that a national medical and health plan initiated by the Chinese government in 2009, which will eventually cover individual health insurance over 90% of China’s population by 2011 and includes traditional Chinese medicines for coverage and reimbursement from hospitals and medical centers all over China.

Net Cash Used In Investing Activities

Net cash used in investing activities was $5,226,125 for the three months ended September 30, 2011 and $4,742,667 for the three months ended September 30, 2010.  The net increase in cash used in investing activities was due to a cash payment of approximately $6.0 million for our Yantai Tianzheng acquisition this quarter, a cash receipt of $1.5 million from Yantai Tianzheng’s acquisition offset by a cash payment of $4.7 million for land use right for the same period in 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,781,444 for the three months ended September 30, 2011 as compared to net cash provided by financing activities of $439,849 for the same period in 2010. The reason for the increase in cash provided by financing activities was due to a cash receipt of $6.2 million from an equity shareholder, Mr. Qu (our Chairman and CEO), offset by payments of $1.5 million for short-term bank loans.  Mr. Qu made a permanent equity capital contribution of $6,225,778 (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of September 30, 2011, we had cash of $16,230,301 as compared to $13,344,426 as of September 30, 2010, an increase of $2,885,875. This increase was due primarily to an increase in cash from operating activities of approximately $3.3 million, capital contribution from an equity holder of $6.2 million, and cash receipt of $1.4 million from our acquisition of Yantai Tianzheng offset by a cash payment of approximately $6.0 million for the Yantai Tianzheng acquisition, cash payments for the purchase of property, plant, and equipment of $0.7 million, and cash payments of $1.5 million for short term bank loans.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)
the completion of the acquisition of Yantai Tianzheng (currently $24 million is due within 12 months, and a total of $29 million is due.  The installment balances can be turned into bank loans with a two-years term at 6% annual interest rate); and

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

In addition, if we are faced with worldwide financial and credit crises as occurred in 2008 and 2009 and very recently in 2011, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financings.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2011.

Recent Accounting Pronouncements Adopted

See Note 3 to the condensed consolidated unaudited financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to the condensed consolidated unaudited financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 years	5 Years+
Contractual Obligations:
Bank loans - China Citic Bank (RMB 10,000,000)	$1,563,673	$1,563,673	$-	$-	$-
Research and development (RMB 6,700,000)	1,047,661	1,047,661	-	-	-
Convertible notes	10,450,000	10,450,000	-	-	-
Raw material purchase obligations * (RMB 15,276,418)	2,388,732	2,388,732	-	-	-
Yantai Tianzheng acquisition	29,000,000	24,000,000	5,000,000	-	-
Tianzheng manufacture - construction in progress (RMB 8,500,000)	1,329,122	1,329,122	-	-	-
Total Contractual Obligations:	$45,779,188	$40,779,188	$5,000,000	$-	$-

* Various raw material purchase contracts, contractual obligation fulfilled in October 2011.

Other than discussed above, there are no other foreseeable material commitments or contingencies as of September 30, 2011.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended September 30, 2011. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to   an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

The significant deficiencies identified by the Certifying Officers continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC on September 28, 2011. As a result, the Certifying Officers and our board of directors are continuing to evaluate on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bohai Pharmaceuticals Group, Inc.

November 14, 2011	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ Gene Hsiao
Gene Hsiao Chief Financial Officer (Principal Accounting Officer)