Form 10-Q
period 2011-12-31
Bohai Pharmaceuticals Group, Inc.
filed 2012-02-14
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

As of February 14, 2012, there were 17,861,085 shares of company common stock issued and outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng, which acquisition was consummated in August 2011 (currently $20,300,000 is due within 12 months, and a total of $25,300,000 is due); (ii) satisfy our obligations under our convertible notes due April 5, 2012 (currently $10.45 million due) or (iii) otherwise to support our business plans;

•	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of Chinese national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our ability to integrate any future acquisitions;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,433,960	$13,344,426
Restricted cash	393,404	11,043
Accounts receivable	26,134,958	15,891,642
Inventories	2,969,822	1,511,021
Prepaid expenses and other current assets	541,079	1,060,138

Total current assets	50,473,223	31,818,270

Property, plant and equipment, net	11,889,947	5,214,962
Prepayment for property, plant and equipment	626,429	-
Intangible assets – pharmaceutical formulas	35,483,800	25,019,377
Long term prepayments - land use right, net	18,978,390	17,577,271
Customer relationships, net	13,469,214	-

Goodwill	4,973,185	-
Debt issue costs	12,899	485,039

TOTAL ASSETS	$135,907,087	$80,114,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes, net of discount of $720,197 and $9,317,897 as of December 31 and June 30, 2011, respectively	$9,729,803	$1,132,103
Accounts payable	3,331,537	1,291,907
Advances from customers	94,362	-
Accrued expenses	6,600,445	4,312,333
Income taxes payable	2,529,116	721,771
Short-term borrowings	1,572,698	920,554
Acquisition price payable - current portion	12,000,000	-
Derivative liabilities - investor and agent warrants	797,129	937,867
Due to Related Party	21,522	11,980

Total current liabilities	36,676,612	9,328,515

Acquisition price payable - non-current portion	13,300,000	-
Deferred tax liability	8,736,827	2,878,397

TOTAL LIABILITIES	58,713,439	12,206,912

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	17,861	17,861
Additional paid-in capital	24,615,353	18,345,574
Accumulated other comprehensive income	5,214,935	3,559,355
Statutory reserves	2,201,817	2,201,817
Retained earnings	45,143,682	43,783,400

Total shareholders’ equity	77,193,648	67,908,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,907,087	$80,114,919

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIESCONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Net revenues	$34,836,886	$21,871,614	$64,764,742	$38,654,814

Cost of revenues	7,982,397	4,348,311	14,926,117	7,549,129

Gross profit	26,854,489	17,523,303	49,838,625	31,105,685

Selling, general and administrative expenses	18,725,992	11,105,260	34,960,481	19,720,019

Income from operations	8,128,497	6,418,043	14,878,144	11,385,666

Other income (expenses):
Other income		701		701
Interest income	16,924	15,289	38,166	29,497
Interest expenses	(6,951,562)	(1,399,366)	(9,574,073)	(2,153,370)
Other (expenses) income, net	(1,322)	1,192	(8,042)	(1,922)
Change in fair value of derivative liabilities	(191,747)	2,949,039	140,738	2,918,485

Total other expenses	(7,127,707)	1,566,855	(9,403,211)	793,391

Income before provision for income taxes	1,000,790	7,984,898	5,474,933	12,179,056

Provision for income taxes	(2,296,292)	(1,444,003)	(4,114,651)	(2,625,686)

Net income (loss)	$(1,295,502)	$6,540,895	$1,360,282	$9,553,370

Comprehensive income (loss):
Net income (loss)	(1,295,502)	6,540,895	1,360,282	9,553,370
Other comprehensive income
Unrealized foreign currency translation gain	1,040,980	772,435	1,655,580	1,660,804
Comprehensive income (loss)	$(254,522)	$7,313,330	$3,015,862	$11,214,174

Net income (loss) per common share
Basic	$(0.07)	$0.39	$0.08	$0.57
Diluted	$(0.07)	$0.31	$0.08	$0.45

Weighted average common shares outstanding
Basic	17,861,085	16,925,928	17,861,085	16,716,691
Diluted	17,861,085	22,266,662	17,861,085	22,258,835

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(UNAUDITED)

	Common stock		Additional	Accumulated other			Total
	Shares outstanding	Amount	paid-in capital	comprehensive income	Statutory reserves	Retained Earnings	Stockholders’ Equity

Balance at June 30, 2009	13,162,500	$13,163	$8,794,838	$333,100	$2,201,811	$20,721,553	$32,064,465

Recapitalization	3,087,500	3,087	419,366	-	-	-	422,453
Beneficial conversion feature on convertible notes	-	-	6,175,462	-	-	-	6,175,462
Conversion of convertible notes on additional paid-in capital adjustments	250,000	250	(250)	-	-	-	-
Conversion of convertible notes credits on carrying amount and deferred fees	-	-	(71,795)	-	-	-	(71,795)
Net income for the year	-	-	-	-	6	9,056,972	9,056,978
Foreign currency translation difference	-	-	-	127,470	-	-	127,470
							-
Balance at June 30, 2010	16,500,000	16,500	15,317,621	460,570	2,201,817	29,778,525	47,775,033

Net income for the year	-	-	-	-	-	14,004,875	14,004,875
Stock based compensation	85,000	85	182,415	-	-	-	182,500
Option based compensation	-	-	27,028	-	-	-	27,028
Conversion of convertible notes	527,703	528	948,304	-	-	-	948,832
Issuance of common stock	748,382	748	1,870,207	-	-	-	1,870,955
Foreign currency translation difference	-	-	-	3,098,785	-	-	3,098,785

Balance at June 30, 2011	17,861,085	17,861	18,345,575	3,559,355	2,201,817	43,783,400	67,908,008

Capital contribution from shareholder			6,225,778				6,225,778
Stock based compensation			44,000				44,000
Foreign currency translation adjustment				1,655,580			1,655,580
Net income						1,360,282	1,360,282

Balance at December 31, 2011	17,861,085	$17,861	$24,615,353	$5,214,935	$2,201,817	$45,143,682	$77,193,648

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,360,282	$9,553,370
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,452,600	172,730
Gain on disposal of property, plant and equipment	-	1,895
Non-cash interest -amortization note discount	472,140	1,437,118
Interest expense on convertible notes	8,597,701	110,466
Change in fair value of warrants	(140,738)	(2,918,485)
Stock based compensation	44,000	103,344
Deferred income taxes	460,185	-

Changes in operating assets and liabilities:
Accounts receivable	(3,034,163)	(3,724,323)
Prepaid expenses and other current assets	887,328	(571,675)
Inventories	(99,530)	(1,108,642)
Accrued liabilities	1,115,297	1,215,289
Accounts payable	(405,731)	888,629
Income taxes payable	1,048,516	683,491
Advance from customers	(78,257)
Restricted cash	10,814	299,069

Net cash provided by operating activities	11,690,444	6,142,276

Cash flows used in investing activities:
Purchases of property, plant and equipment	(1,220,889)	(9,711)
Proceeds from disposal of property, plant and equipment	101,734	4,462
Prepaid land use rights	(143,471)	(4,783,102)
Purchase of pharmaceuticals formulas	-	(2,974,566)
Cash received in acquisition of business	1,358,078	-
Cash paid for acquisition of subsidiary	(9,700,000)	-

Net cash used in investing activities	(9,604,548)	(7,762,917)

Cash flows from financing activities:
Proceeds from short term borrowings	-	884,933
Repayment of short term borrowings	(1,479,058)	(4,454,413)
Repayment from related party	9,497	52,799
Capital contribution from shareholder	6,260,565	-

Net cash flows provided by (used in) financing activities	4,791,004	(3,516,681)

Effect of foreign currency translation on cash and cash equivalents	212,634	410,659

Net increase (decrease) in cash and cash equivalent	7,089,534	(4,726,664)

Cash and cash equivalents - beginning of period	13,344,426	17,149,082

Cash and cash equivalents - end of period	$20,433,960	$12,422,418

Cash paid during the period for:
Interest	$506,046	$583,047
Income taxes	$2,656,241	$1,942,195

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$-	$852,401

Deposits received from investors for future financing included in restricted cash	$-	$1,874,117

Purchase of intangible assets has not been paid and included in Other Payable as of December 31, 2010	$-	$4,234,853

Acquisition of business - see note 4	$25,300,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (“BPGI”) was incorporated under the laws of the State of Nevada on January 9, 2008 under the name of Link Resources, Inc.  Prior to January 5, 2010, BPGI was a public “shell” company.  BPGI became a public operating company on January 5, 2010 pursuant to a Share Exchange Agreement completed between BPGI (then known as Link Resources, Inc.) and the shareholders of Chance High (as defined below) (the “Share Exchange Agreement” and the transactions contemplated hereby, the “Share Exchange”) on January 5, 2010.

The Company is currently engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through two operating subsidiaries:

(i)           Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company and the Company’s original operating subsidiary (“Bohai”) which is controlled by the Company through a variable interest entity arrangement (“VIE”) described below; and

(ii)          Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”) which the Company acquired in August 2011 (with an effective date of July 1, 2011) through a newly formed PRC wholly-foreign owned enterprise subsidiary, Yantai Nirui Pharmaceuticals, Ltd. (“WFOE II”).

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

The Company’s net income (loss) amounted to $(1,295,502) and $1,360,282 for the three and six month periods ended December 31, 2011. The Company’s cash flows from operations amounted to $ 11,690,444 for the six months ended December 31, 2011. The Company had working capital of approximately $ 13,796,611 as of December 31, 2011, including a $10,450,000 convertible note obligation, which pursuit to an amendment matures on April5, 2012 (Note 11) but excluding a $797,129 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed concurrently with and subsequent to the consummation of the Share Exchange.

As described further in Note 4, the Company completed its acquisition of Yantai Tianzheng on August 8, 2011 (the “Execution Date”), with an effective control date of July 1, 2011, for aggregate purchase consideration of US$35,000,000, originally payable in four installments in the equivalent of Chinese Renminbi, the functional currency of the PRC (“RMB”).  $6,000,000 of the aggregate purchase price was paid on or before tenth calendar day after the Execution Date of the acquisition; $12,000,000 was due to be paid on or before the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before the 18 month anniversary of the Execution Date.  As described in Note 4, the Company has the ability to convert each of the remaining payments that are due into two year term loans bearing interest at 6% per annum.   As of December 31, 2011, the amount of outstanding payments was $25,300,000.  Like Bohai, Yantai Tianzheng is a TCM manufacturer based in Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

The Company has expanded its existing product lines through the acquisition of Yantai Tianzheng and is expecting to gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of the historical Bohai and the acquired Yantai Tianzheng business. On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of June 2012. The remaining commitment of the contract was approximately $0.78 million (RMB 5 million) as of December 31, 2011.

In August 2011, Mr. Qu made a permanent equity capital contribution of $6,225,778 (RMB 40,000,000) into Bohai to support the Company’s future capital needs.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards expanding the business through the Yantai Tianzheng acquisition, that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate the business and satisfy short term obligations through at least January 1, 2013.

Notwithstanding, the company still has substantial obligations described below and there is no assurance that unforeseen circumstances would not have a material adverse effect on the company’s financial condition.

As described above, the Company has ongoing obligations with respect to the Yantai Tianzheng acquisition, whether or not the intended benefits of the acquisition are realized, and must also repay the remaining $10,450,000 balance due on the Company’s convertible notes on the contractual maturity date of April 5, 2012 (the “Notes”). On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).  (see Note 11).

The Company will require significant additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to generate sufficient operating cash flows or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, these measures could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses.  There is a material risk, and management cannot provide any assurances, that the Company will raise additional capital if needed.  The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompany notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form10-K for the Company’s fiscal year ended June 30, 2011. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results of the full year 2012 ending June 30, 2012.

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

The carrying amount and classification of Bohai’s assets and liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	December 31,	June 30,
	2011	2011

Total current assets*	$50,389,303	$32,711,620
Total assets*	98,729,716	80,523,230
Total current liabilities**	20,108,488	18,674,129
Total liabilities**	$23,345,451	$21,552,525

*           Includes intercompany accounts in the amounts of $19,316,078 and $1,896,933 in current assets as of December 31 and June 30, 2011, respectively, that were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $11,752,133 and $11,660,222 in current liabilities as of December 31 and June 30, 2011, respectively, that were eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements.  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Reclassifications

Certain amounts in the December 31, 2010 unaudited condensed consolidated financial statements have been reclassified to conform to the December 31, 2011 presentation.

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

There were no impairment charges to record during the six months ended December 31, 2011 and 2010.

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

The following table reflects gains and losses for the three and six months ended December 31, 2011 for all financial assets and liabilities categorized as Level 3.

Liabilities:	Three months

Balance of derivative liabilities as of September 30, 2011	$605,382
Change in the fair value of derivative liabilities	191,747
Balance of derivative liabilities as of December 31, 2011	$797,129

Liabilities:	Six months

Balance of derivative liabilities as of June 30, 2011	$937,867
Change in the fair value of derivative liabilities	(140,738)
Balance of derivative liabilities as of December 31, 2011	$797,129

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Six months ended December, 2011	Year ended June 30, 2011	Six months ended December, 2010
Period end US$: RMB exchange rate	6.3585	6.4635	6.6118
Average periodic US$: RMB exchange rate	6.3892	6.6278	6.7237

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

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on our historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. For the three and six months ended December 31, 2011 and 2010, our sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that we undertake. Primarily incurred by Yantai Tianzheng Medicine Research and Development Co., Ltd., the research and development costs were $0 and $187,464 for the three months ended December 31, 2011 and 2010, and were $0 and $371,821 for the six months ended December 31, 2011 and 2010, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $337,553 and $210,725 for the three months ended December 31, 2011 and 2010, respectively. Shipping costs amounted to $633,729 and $367,587 for the six months ended December 31, 2011 and 2010, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling, general and administrative expenses amounted to $3,268,442 and $3,671,269 for the three months ended December 31, 2011 and 2010, respectively. As part of the selling, general and administrative expenses, the advertising and promotion expenses amounted to $6,858,780 and $6,498,981 for the six months ended December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued guidance on testing goodwill for impairment (ASU 2011-8). The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

4.	BUSINESS ACQUISITION

On August 8, 2011, the Company, through WFOE II, a newly formed limited liability company formed under the laws of the PRC and wholly owned by Chance High (the Company’s wholly-owned subsidiary), signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent), payable in four installments: US$6,000,000 was paid on or before the tenth calendar day after the Execution Date of the acquisition; $12,000,000 was due to be paid on or before January 1, 2012 the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before July 1, 2012 the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before January 1, 2013 the 18 month anniversary of the Execution Date.

In the event that the Company fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As of December 31, 2011, $9.7 million was paid, and the balance is $25.3 million. The company elected to pay $3.7 million of the installment due January 1, 2012 in cash directly to the seller. The remaining balance of $8.3 million is due on January 1, 2014 with interest of 6% per annual.

The acquisition expands the Company’s product lines and should allow the Company to leverage the sales and distribution channels of Bohai and Yantai Tianzheng by introducing new products. Yantai Tianzheng's current sales network spans over 16 major provinces as well as over 16 Tier 2 and Tier 3 cities, with products sold in over 1,100 hospitals across China.  In addition, Yantai Tianzheng brings excess manufacturing capacity which meets GMP standards and will allow Bohai to further expand its production.  Bohai is currently consolidating and integrating the two companies' operations, which creates the potential for significant improvement in the operating efficiency of the combined companies.

The Company accounted for its acquisitions of Yantai Tianzheng using the acquisition method of accounting. Accordingly, the results of operations for the three and six months ended December 31, 2011, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on July 1, 2011, which is the date the Company assumed control of Yantai Tianzheng pursuant to the terms of the share transfer agreement between WFOE II and the shareholders of Yantai Tianzheng.

The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill.

The preliminary purchase price allocation is as follows*:

Purchase Consideration:
Cash paid to sellers immediately following the closing	$6,000,000
Acquisition installment obligation payable to sellers	29,000,000
Less cash acquired	(1,358,078)
Net purchase consideration	33,641,922

Tangible assets acquired:
Restricted cash	386,787
Accounts receivable	6,893,730
Other receivable and advance to suppliers	208,240
Inventories	1,312,170
Property, plant and equipment	6,151,206
Long term prepayments - land use rights	1,394,291
Accounts payable	(2,386,576)
Other payable and accrued expenses	(1,081,425)
Income taxes payable	(729,796)
Advance from customers	(170,186)
Short-term borrowings	(2,088,652)
Deferred tax liabilities	(5,261,605)
Net tangible assets acquired	4,628,185

Purchase consideration in excess of fair value of net tangible assets	29,013,737

Allocated to:
Customer relationships	14,151,156
Pharmaceutical product formulas	9,887,986
Goodwill	4,974,595
$0

•	Using the exchange rate of the acquisition date

The purchase price allocation is preliminary and was based, in part, on management’s knowledge of Yantai Tianzheng’s business and the results of a third party appraisal commissioned by management.  The purchase price allocation is subject to possible changes as additional facts and information about Yantai Tianzheng’s business come to the Company’s attention.

Yantai Tianzheng’s results of operations are consolidated with the Company effective July 1, 2011. The following table presents the unaudited pro-forma financial results, as if the acquisition of Yantai Tianzheng had been completed as of the beginning of the reporting periods.

	Three Months Ended	Six Months Ended
	December 31, 2010	December 31, 2010
Net Sales	$39,533,938	$64,608,214
Net income	$9,259,041	$13,469,536
Earnings per share- basic	$0.55	$0.81
Earnings per share- diluted	$0.43	$0.63

The unaudited pro-forma results of operations are presented for information purposes only.  The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of the dates presented or to project potential operating results as of any future date or for any future periods.

5.	INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2011	2011

Raw materials	$1,625,818	$739,363
Work in progress	257,876	423,202
Finished goods	1,086,128	348,456
Total inventories	$2,969,822	$1,511,021

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2011	2011

Buildings	$9,353,454	$5,122,557
Plant equipment	2,404,751	1,348,819
Office equipment	190,284	107,520
Motor vehicles	283,625	258,720
Total	12,232,114	6,837,616

Less: accumulated depreciation	(1,886,982)	(1,622,654)
Construction in progress	1,544,815	-

Property, plant and equipment, net	$11,889,947	$5,214,962

Depreciation expense for property, plant and equipment for the three months ended December 31, 2011 and 2010 amounted to $99,734 and $87,029, respectively. Depreciation expense for property, plant and equipment for the six months ended December 31, 2011 and 2010 amounted to $236,391 and $172,730, respectively.

Substantially all of Bohai’s assets are pledged on a collective basis to secure the Company’s convertible notes obligation. As of June 30, 2011, the Company has specifically pledged certain plant equipment and machinery having a carrying amount of approximately $390,000 to secure a bank loan on behalf of Bohai.

On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of June 2012. The remaining commitment of the contract was approximately $0.78 million (RMB 5 million) as of December 31, 2011.

7.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	December 31,	June 30,
	2011	2011

Land use rights, at cost	$20,099,924	$17,999,002
Less: Accumulated amortization	(1,121,534)	(421,731)
Intangible assets – land use rights, net	$18,978,390	$17,577,271

Amortization expense amounted $123,915 and $19,775 for the three months ended December 31, 2011 and 2010, respectively. Amortization expense amounted to $272,881 and $37,784 for the six months ended December 31, 2011 and 2010, respectively. Amortization of land use rights for fiscal years ending subsequent to December 31, 2011 is as follows:

Amortization
Remainder of FY2012	$272,881
2013	545,763
2014	545,763
2015	545,763
2016	545,763
Thereafter	16,522,457
Total	$18,978,390

8.	INTANGIBLE ASSETS – CUSTOMBER RELATIONSHIPS, NET

Intangible assets –customer relationships, net represents customer relationships related to the Yantai Tianzheng workforce acquired during the Yantai Tianzheng acquisition as described in Note 4. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years.

Intangible assets – customer relationship, net at December 31, 2011 is as follow:

December 31, 2011
Customer relationships, at cost	$14,384,839
Accumulated amortization	(915,625)

Intangible assets – customer relationships, net	$13,469,214

9.	ACCRUED EXPENSES

Accrued expense consists of the following:

	December 31,	June 30,
	2011	2011

Accrued expense to sales person	$3,362,691	$2,605,375
Other taxes payable	1,970,379	1,056,691
Other accrued expense	594,513	389,124
Accrued payroll and welfare	424,980	261,144
Other payable for construction	247,881	-
Total	$6,600,445	$4,312,333

10.	SHORT-TERM BORROWINGS

The Company has short-term loan facilities from financial institutions in the PRC. Short-term borrowings as of December 31, 2011 and June 30, 2011 consist of the following:

Loan from		Annual	December 31,	June 30,
financial institution	Loan period	interest rate	2011	2011

China Citic Bank	February 23, 2011 to February 23, 2012	7.57%	$1,572,698	$-
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	-	618,860
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	-	301,694
Total short-term borrowings			$1,572,698	$920,554

The loan from China Citic Bank is from Yantai Tianzheng and is guaranteed by Yantai Tianzheng’s CEO, Chi Jiangbo and his wife Jiang Chunying. Interest expense for short-term borrowings for the three months ended December 31, 2011 amounted to $28,654 and $77,887, respectively. Interest expense for short-term borrowings for the six months ended December 31, 2011 amounted to $61,017 and $167,786, respectively.

11.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Convertible notes, net of unamortized original issuance discounts are as follows:

	December 31,	June 30,
	2011	2011

Convertible notes payable, at full principal value	$10,450,000	$10,450,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	(720,197)	(9,317,897)
Convertible notes, net	$9,729,803	$1,132,103

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

On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).

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

At December 31, 2011, the fair values of the Investor Warrants and Placement Agent Warrants amounted $724,663 and $72,466, respectively, using a binomial model, based on the closing market price on that date of $0.47, a term equal to the remaining life of the Warrants which is 1.02 years, an expected dividend yield of 0%, a risk-free interest rate of 0.02% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants and the Placement Agent Warrants.

The aggregate change in fairvalue of the Investor and Placement Agent Warrants for the three months ended December 31, 2011 and 2010 of $191,747 and $2,949,039, respectively, has been recorded as loss, respectively, on condensed consolidated statements of operation. The aggregate change in fair value of the Investor and Placement Agent Warrants for the six months ended December 31, 2011 and 2010 of $140,738 and $2,918,485, respectively, has been recorded as a component of other income (expense), respectively, on the condensed consolidated statements of income.

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $6,478,314 and $78,707 for the three month periods ended December 31, 2011 and 2010, respectively. Accretion of the note discount amounted to $8,597,701 and $106,023 for the six month periods ended December 31, 2011 and 2010, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $6,687,314 and $291,749 for the three months ended December 31, 2011 and 2010, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $2,328,387 and $548,466 for the six months ended December 31, 2011 and 2010, respectively. Contractual interest expense amounted to $9,015,701 and $548,466 for the six months ended December 31, 2011 and 2010, respectively. There is an aggregate of 5,225,000 shares of common stock issuable under all remaining convertible notes as of December 31, 2011.

Escrowed Shares

As of January 5, 2010 and at December 31, 2011, our principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).

12.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, we entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule, on behalf of the Company. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years. As of December 31, 2011, we have paid $1,305,339 (RMB 8,300,000) and the remaining contract amount will be paid progressively in installments. The final payment will be paid upon obtaining new drug certifications from the applied government regulatory authority. Research and development costs associated with this contract amounted to $0 and $187,464 for the three months ended December 31, 2011 and 2010, respectively. Research and development costs associated with this contract amounted to $0 and $371,821 for the six months ended December 31, 2011 and 2010, respectively.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of our purchases of raw materials or other supplies:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December
	2011	2010	2011	31, 2010

Shandong Yantai Medicine Procurement and Supply Station	10.0%	19.0%	11.9%	18.5%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	11.1%	10.5%	10.5%	11.6%
Anhui DeChang Pharmaceutical Co. Ltd.	16.3%	* %	17.1%	* %

* Constitutes less than 10% of the Company’s purchases.

We have short term raw material purchase obligations from various unrelated third parties in the amount of $2,986,618 (RMB 18,990,408) and the contractual obligation was fulfilled in October 2011.

(c)	Sales Product Concentrations

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 23.2%, 9.3%, 16.8%, 10.1% and 17.5%, respectively, of total sales for the three months ended December 31, 2011.

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.8%, 9.3%, 17.2%, 10.0% and 17.1%, respectively, of total sales for the six months ended December 31, 2011.

Three of our products, namely Tongbi Capsules, Tongbi Tablets and Lung Nourishing Syrup,  represented approximately 27.1%, 14.5% and 25.7%, respectively, of total sales for the three months ended December 31, 2010.

Three of our products, namely Tongbi Capsules, Tongbi Tablets and Lung Nourishing Syrup represented approximately 27.4%, 14.8% and 26.6%, respectively, of total sales for the six months ended December 31, 2010.

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

At December 31, 2011 and June 30, 2011, our cash balances by geographic area were as follows:

	December 31,		June 30,
	2011		2011
Country:
United States	$41,807	0.2%	$198,521	1%
China	20,392,153	99.8%	13,145,905	99%
Total cash and cash equivalents	$20,433,960	100%	$13,344,426	100%

(f)	Certificate of land use right

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

We had a commitment to purchase certain raw materials $2,986,618 as of December 31, 2011 that was fulfilled upon the delivery of the goods in January 2012.

(h)	Business insurance

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that could result from a settlement or judgment.

13.	NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock plus the effect of potentially dilutive common shares outstanding during the period using the if-converted method for the convertible debt and equity securities and the treasury stock method for stock options and common stock purchase warrants. The following table sets forth the computation of basic and diluted net income per common share:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net income (loss) available to common stockholders-basic	$(1,295,502)	$6,540,895	$1,360,282	$9,553,370
Effective interest on convertible notes and amortization of debt issue costs	-	291,749	-	548,466
Net income available for common shareholders – diluted	$(1,295,502)	$6,832,644	$1,360,282	$10,101,836

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Weighted average number of common shares outstanding - basic	17,861,085	16,925,928	17,861,085	16,716,691
Options - incremental shares based on assumed proceeds & repurchases	-	517	-	296
Restricted stock	-	14,130	-	7,065
Common shares if converted from Convertible Debt	-	5,326,087	-	5,534,783
Weighted average number of common shares outstanding - diluted	17,861,085	22,266,662	17,861,085	22,258,835

Earnings (loss) per share:
Basic	$(0.07)	$0.39	$0.08	$0.57
Diluted	$(0.07)	$0.31	$0.08	$0.45

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding during the three and six months ended December 31, 2011 but were excluded from the computation of diluted earnings per share where applicate as these exercise prices of these securities exceeded the average stock price for the three and six months ended December 31, 2011. On addition, 5,225,000 shares of stock representing shares issuable upon the conversion of convertible notes were excluded from the loss per share calculation for the three and six months ended December 31, 2011 because their effect would be anti-dilutive, after adjusting the net loss to exclude contractual interest expense, accretion of note discount and the amortization of debt issue cost in the aggregate amount of $9,487,840.

14.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended December 31, 2011 and 2010, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Travel and accommodation	$3,918,580	$2,466,783	$7,740,568	$4,017,741
Advertising and promotion	3,268,442	3,671,269	6,858,780	6,498,981
Audit fees and expenses	13,075	70,213	66,250	89,051
Commission	1,715,705	1,404,465	2,764,016	1,472,970
Conferences	5,716,412	1,446,069	10,137,526	2,891,927
Depreciation and amortization	617,463	10,048	1,247,061	20,006
Staff costs	543,218	558,061	1,094,933	1,139,573
Research and development cost	-	187,464	-	371,821
Other operating expenses	2,933,096	1,290,888	5,051,346	3,217,949

Total selling, general and administrative expenses	$18,725,992	$11,105,260	$34,960,481	$19,720,019

15.	INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada.  The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $9,000,000 and expire through 2031. The Company has fully reserved for these and all other deferred tax assets generated in our US operations since it currently more likely than not that such assets will not be realized in future periods.

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

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortization of the beneficial conversion features in our convertible notes and the effective interest charges on our convertible notes, stock-based compensation, and deferred income tax expenses as shown in the chart below in the aggregate net amount of $7,139,524 and ($2,082,024) income/(expenses) for the three months ended December 31, 2011 and 2010, respectively, and $9,379,148 and ($1,882,047 ) for the six months ended December 31, 2011 and 2010, respectively.

Management believes that these Non-GAAP financial measures are useful to investors in that they provide supplemental information to intended to enhance on investors understanding of the underlying business trends and operating performance of our company.  We use these Non-GAAP financial measures to evaluate operating performance.  However, Non-GAAP financial measures should not be considered as either a substitute or alternative measurement of net income or any other performance measures derived in accordance with GAAP.

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Net Income (loss)available to Common shareholders -GAAP	$(1,295,502)	$6,540,895	$(7,836,397)	$1,360,282	$9,553,370	$(8,193,088)
Add Back (Subtract):
Change in fair value of warrants	191,747	(2,949,039)	(3,140,786)	(140,738)	(2,918,485)	2,777,747
Amortization ofbeneficial conversion features on convertible notes converted	6,687,314	785,671	5,901,643	8,597,701	933,094	8,082,607
Change in Option and Equity Based Compensation	22,000	81,344	(59,344)	44,000	103,344	(59,344)
Deferred income tax expense - indefinite intangible assets	238,463	0	238,463	460,185	0	460,185
Adjusted Net Income available to Common shareholders -non-GAAP	$5,844,022	$4,458,871	$1,385,151	$10,739,430	$7,671,323	$3,068,107
Net income margins -non-GAAP	16.78%	20.39%	(3.61)%	16.58%	19.85%	(3.26)%
Basic earnings (loss) per share – GAAP	$(0.07)	$0.39	$(0.46)	$0.08	$0.57	$(0.49)
Add back (Subtract):
Change in fair value of warrants	0.01	(0.17)	0.18	(0.01)	(0.17)	0.16
Amortitizedbeneficial conversion features on convertible notes converted	0.37	0.05	0.32	0.50	0.06	0.44
Change in Option and Equity Based Compensation	0.00	0.00	0.00	0.00	0.00	0.00
Deferred tax expenses - indefinite intangible assets	0.01		0.01	0.03	0.00	0.03
Adjusted basic earning per share non-GAAP	$0.33	$0.27	$0.06	$0.60	$0.46	$0.14

Diluted earnings (loss) per share-GAAP	$(0.07)	$0.31	$(0.38)	$0.08	$0.45	$(0.37)
Add back (Subtract):
Change in fair value of warrants	0.01	(0.13)	0.14	(0.01)	(0.13)	0.12 *
Unamortized beneficial conversion features on convertible notes converted	0.29	0.04	0.25	0.39	0.04	0.35
Change in Option and Equity Based Compensation	0.00	0.00	0.00	0.00	0.01	(0.01)
Deferred tax expenses - indefinite intangible assets	0.01		0.01	0.02	0.00	0.02 *
Adjusted diluted earning per share non-GAAP	$0.25	$0.22	$0.02	$0.48	$0.37	$0.11

Weighted average number of shares
Basic	17,861,085	16,925,928		17,861,085	16,716,691
Diluted	23,086,085	22,266,662		23,086,085	22,258,835

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Lung Nourishing Syrup	16.8%	25.7%	17.2%	26.6%
Tongbi Capsules	23.2%	27.1%	22.8%	27.4%
TongbiTablets	9.3%	14.5%	9.3%	14.8%
Zhengxintai Capsule	10.1%	-%	10%	-%
Fangfengtongsheng Granule	17.5%	-%	17.1%	-%
Other Products	23.1%	32.7%	23.6%	31.2%
Total Sales	100%	100%	100%	100%

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

Price Control of Drugs by PRC Government and SDRC

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

Financial Highlights

•	Net revenues for the three months ended December 31, 2011 increased 59.3% to $34.8 million compared to the same period in 2010. Net revenues for the six months ended December 31, 2011 increased 67.5% to $64.8 million compared to the same period in 2010.

o	69% of net revenues was from Bohai and 31% was from Yantai Tianzheng this second fiscal quarter compared to the same quarter last fiscal year. 70% of net revenues was from Bohai and 30% was from Yantai Tianzheng this first two fiscal quarters compared to the same quarter last fiscal year.

o	Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented over 76.8% and 76.5% of our total net revenues for the three and six months ended December 31, 2011, respectively.

o	73% of net revenue was derived from sales of prescription products and 27% was from Over-the-Counter products for the three months ended December 31, 2011. 72% of net revenue was derived from sales of prescription products and 28% was from Over-the-Counter products for the six months ended December 31, 2011.

•	Non-GAAP net income for the three months ended December 31, 2011 increased 31.1% to $5.8 million compared to the same period in 2010. The difference was mainly due to net income from Tianzheng acquisition offset by net increase in effective interest charges on convertible notes of $6.5 million this second quarter ended December 31, 2011 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures). Non-GAAP net income for the six months ended December 31, 2011 increased 40.0% to $10.7 million compared to the same period in 2010. GAAP net income for the three months ended December 31, 2011 decreased 119.8% to $(1.3) million compared to the same period in 2010. GAAP Net income for the six months ended December 31, 2011 decreased 85.8% to $1.4 million compared to the same period in 2010. The difference was mainly due to net income from Tianzheng acquisition offset by net increase in effective interest charges on convertible notes of $8.6 million this first two quarters ended December 31, 2011 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures).

o	Income from operations increased 26.7% to $8.1 million this second quarter compared to the same quarter in the last fiscal year. Income from operations increased 30.7% to $14.9 million this first two quarter compared to the same quarter in the last fiscal year.

o	Net income margin decreased from 29.9% for the three months ended December 31, 2010 to (3.7)% for the six months ended December 31, 2011. Net income margin decreased from 24.7% for the six months ended December 31, 2010 to 2.1% for the six months ended December 31, 2011. The decrease was mainly due to the net increase in certain non-cash activities such as effective interest charges from convertible notes and deferred income tax expenses as well as increase in selling related expenses.

o	Included in the net income this fiscal quarter were non-cash charges in effective interest of $6.5 million, a non-cash charge in deferred income tax expenses of $0.3 million, and a non-cash credit of $0.2 million in changes in fair value of warrants. Included in the net income the first two fiscal quarters ended December 31, 2011 were non-cash charges in effective interest of $8.6 million, a non-cash charge in deferred income tax expenses of $0.5 million, and a non-cash credit of $(0.1) million in changes in fair value of warrants.

•	Basic and diluted earnings per share were $0.08 for the six months ended December 31, 2011.

o	Non-GAAP Diluted earnings per share increased 25.7% to $0.47 for the six months ended December 31, 2011 compared to the same period in 2010.

o	Non-GAAP Basic earnings per share increased 30.7% to $0.60 for the six months ended December 31, 2011 compared to the same period in 2010.

•	Including restricted cash, our total cash balance was $20.8 million as of December 31, 2011 and cash flow from operating activities was $11.7 million for the six months ended December 31, 2011.

o	Total cash and cash equivalents increased by $7.1 million for the six months ended December 31, 2011 compared to June 30, 2011.

o	Major cash payment activities for the six months ended December 31, 2011 included $1.5 million for the repayment of short term bank loans to Yantai Laishan Rural Credit Union and Binhai Rural Credit Union.

Operating Results

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the three months ended December 31, 2011 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the three months ended December 31, 2011 increased by $12,965,272, or 59.3%, to $34,836,886 as compared to $21,871,614 for the three months ended December 31, 2010.  Net revenues were $24,055,719 and $10,781,167 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2011. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 13.3% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 82.0% of our total net revenues for Bohai.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009.  The sale of our prescription drug products for the three months ended December 31, 2011 represented 73% of total net revenue compared to 61 % for the same period in last year.  The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the three months ended December 31, 2011 was $7,982,397 as compared to $4,348,311 for the three months ended December 31, 2010, representing an increase of $3,634,086, or 83.6%. Cost of revenues were $5,031,124 and $2,951,273 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2011.  The increase in cost of revenues for the three months ended December 31, 2011, compared to the same periods in last year, was mainly attributable to cost of revenues of $2.9 million of Tianzheng which was acquired on July 1, 2011 and due to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues.  We achieved gross profit of $26,854,489 for the three months ended December 31, 2011, compared to $17,523,303 for the same period in 2010, representing an increase of $9,331,186, or 53.3%, over the same periods in 2010. The increase of the gross profit is due to gross profit from Tianzheng, which was acquired on July 1, 2011, as well as due to increased revenues from Bohai.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 3.0% from 80.12% to 77.09% this fiscal quarter to date compared to the same period in 2010. The decrease of the gross profit margin is because acquired Tianzheng has a lower gross profit margin than Tianzheng. For the three months ended December 31, 2011, the gross profit margin from Tianzheng and Bohai are 73.1% and 79.5%, respectively. The decrease of the gross profit margin is also because lowered margin from Bohai. The decreased margin from Bohai is due to increased unit cost mainly caused by increased raw material cost.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $7,620,732 to $18,725,992, for the three months ended December 31, 2011 compared to $11,105,260 for the same fiscal periods in 2010. The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng. Selling, general and administrative expenses amounted to $6,110,121 from Yantai Tianzheng for the three months ended December 31, 2011. The percentage of selling, general, and administrative expenses to net revenues was 53.8% and 50.8% for the three months ended December 31, 2011 and 2010, respectively, representing an increase of 3.0% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees.  Total other expenses were $7,127,707 for the three months ended December 31, 2011 compared to total other income of $1,566,855 for the period ended December 31, 2010, an increase of total other expenses of $8,694,562. The increase in total other expenses were principally due to a net increase of $5,901,643 for non-cash effective interest charges and unamortized beneficial conversion features on convertible notes converted offset by a net increase in non-cash gain in fair value of warrants for $3,140,786 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).  Number of outstanding convertible notes was 5,225,000 as of December 31, 2011 (See Note 11).

Provision for Income Tax

Our provisions for income taxes for the three months ended December 31, 2011 and 2010 were $2,296,292 and $1,444,003, an increase of $852,289, or 59.0%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng.

Net Income

We had a net loss of $1,295,502 for the three months ended December 31, 2011, as compared to net income of $6,540,895 for the three months ended December 31, 2010, a decrease in net income of $7,836,397, or 119.8%. This translates into basic earnings (loss) per common share of $(0.07) and $0.39, and diluted earnings (loss) per common share of $(0.07) and $0.31, for the three months ended December 31, 2011 and 2010, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $9,331,186 offset by an increase in selling, general and administrative expenses of $7,620,732, an increase in total other expenses of $8,694,562 resulting from mostly effective interest charges, and an increase in the tax provision of $852,289 this fiscal quarter compared to the same period in prior year.

Net loss margin was 3.7% for the three months ended December 31, 2011 compared to net income margin 29.9% for the same period last year, a decrease of 33.6%. The decrease in net income margin for the three months ended December 31, 2011 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as effective interest charges and unamortized beneficial conversion features on convertible notes converted for a total of $5,901,643 as well as a non-cash net difference in deferred tax expense of $238,463. If we excluded such net gains, the net income margin would be 18.0% this fiscal quarter.

We had Non-GAAP net income of $5,844,022 for the three months ended December 31, 2011, as compared to Non-GAAP net income of $4,458,871 for the three months ended December 31, 2010, an increase in Non-GAAP net income of $1,385,151, or 31.1%. This translates into basic Non-GAAP net income per common share of $0.33 and $0.27, and Non-GAAP diluted net income per common share of $0.24 and $0.22, for the three months ended December 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $6,687,314 for the three months ended December 31, 2011 compared to $785,671 for the same period in 2010.

Total other income for the three months ended December 31, 2011 also comprised of a non-cash credit for fair value of warrants of $191,747.

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the six months ended December 31, 2011 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the six months ended December 31, 2011 increased by $26,109,928, or 67.6%, to $64,764,742 as compared to $38,654,814 for the six months ended December 31, 2010.  Net revenues were $45,217,907 and $19,546,835 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2011. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 14.9% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 80.2% of our total net revenues for Bohai.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The sale of our prescription drug products for the six months ended December 31, 2011 represented 72.5% of total net revenue compared to 61.0% for the same period in last year.   The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. Yantai Tianzheng was acquired on July 1, 2011.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the six months ended December 31, 2011 was $14,926,117 as compared to $7,549,129 for the six months ended December 31, 2010, representing an increase of $7,376,988, or 97.7%. Cost of revenues were $9,688,876 and $5,237,240 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2011.  The increase in overall cost of revenue was also due to cost of revenues of approximately $5.2 million from Yantai Tianzheng which was acquired on July 1, 2011. The increase in cost of revenues was also attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai for the six months ended December 31, 2011 and attributable to increased unit cost mainly caused by increase raw material cost compared to the same period in last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues.  We achieved gross profit of $49,838,625 for the six months ended December 31, 2011, compared to $31,105,685 for the same period in 2010, representing an increase of $18,732,940, or 60.2%, over the same periods in 2010. The increase of the gross profit is due to gross profit from Tianzheng, which was acquired on July 1, 2011, as well as due to increased revenues from bohai.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 3.5% from 80.5% to 77.0% the six months ended December 31, 2011 compared to the same period in 2010. For the six months ended December 31, 2011, the gross profit margin from Tianzheng and Bohai are 73.2% and 78.6%, respectively. The decrease of the gross profit margin is also because lowered margin from Bohai. The decreased margin from Bohai is due to increased unit cost mainly caused by increased raw material cost.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $15,240,462 to $34,960,481, for the six months ended December 31, 2011 compared to $19,720,019 for the same fiscal period in 2010. The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng.  Selling, general and administrative expenses amounted to $11,504,831 from Yantai Tianzheng for the six months ended December 31, 2011. The percentage of selling, general, and administrative expenses to net revenues was 54.0% and 51.0% for the six months ended December 31, 2011 and 2010, respectively, representing an increase of 3.0% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees.  Total other expenses were $9,403,211 for the six months ended December 31, 2011 compared to total other income of $(793,390) for the period ended December 31, 2010, an increase of total other expenses of $10,196,601. The increase in total other expenses were principally due to a net increase of $8,082,607 for non-cash effective interest charges and unamortized beneficial conversion features on convertible notes converted offset by a net increase in non-cash gain in fair value of warrants for $2,777,747 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). Number of outstanding convertible notes was 5,225,000 as of December 31, 2011 (See Note 11).

Provision for Income Tax

Our provisions for income taxes for the six months ended December 31, 2011 and 2010 were $4,114,651 and $2,625,686, an increase of $1,488,965, or 56.7%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng (see Note 15 to the accompanying unaudited financial statements).

Net Income

We had a net income of $1,360,282 for the six months ended December 31, 2011, as compared to net income of $9,553,370 for the six months ended December 31, 2010, a decrease in net income of $8,193,088, or 85.8%. This translates into basic net income per common share of $0.08 and $0.57 and diluted net income per common share of $0.08 and $0.45, for the six months ended December 31, 2011 and 2010, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $18,732,940 offset by an increase in selling, general and administrative expenses of $15,240,462, an increase in total other expenses of $10,196,601 resulting from mostly effective interest charges, and an increase in the tax provision of $1,488,965 this fiscal quarter compared to the same period in prior year.

Net income margin was 2.1% for the six months ended December 31, 2011 compared to 24.7% for the same period last year, a decrease of 22.6%. The decrease in net income margin for the six months ended December 31, 2011 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as effective interest charges and unamortized beneficial conversion features on convertible notes converted for a total of $8,082,607 as well as a non-cash net difference in deferred tax expense of $460,185. If we excluded such net gains, the net income margin would be 15.3% this fiscal quarter.

We had Non-GAAP net income of $10,739,430 for the six months ended December 31, 2011, as compared to Non-GAAP net income of $7,671,323 for the six months ended December 31, 2010, an increase in Non-GAAP net income of $3,068,107, or 40.0%. This translates into basic Non-GAAP net income per common share of $0.60 and $0.46, and Non-GAAP diluted net income per common share of $0.48 and $0.37, for the six months ended December 31, 2011 and 2010, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $9,015,701 for the six months ended December 31, 2011 compared to $933,094 for the same period in 2010.

Total other income for the six months ended December 31, 2011 also comprised of a non-cash credit for fair value of warrants of $140,738.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2011, we had cash and cash equivalents of $20,433,960 and restricted cash of $393,404, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the six months ended
	December 31
	2011	2010
Net cash provided by operating activities	$11,690,444	$6,142,276
Net cash used in investing activities	(9,604,548)	(7,762,917)
Net cash provided by financing activities	4,791,004	(3,516,681)
Effect of foreign currency translation on cash and cash equivalents	212,634	410,659
Net increase (decrease) in cash and cash equivalent	$7,089,534	$(4,726,664)

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants. The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarter s. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. Number of outstanding convertible notes was 5,225,000 as of December 31, 2011.  (See Note 11 to the accompanying unaudited financial statements).

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

On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).

See “Comparison of Six Months Ended December 31, 2011 and 2010 – Cash Position” and “Obligations under Material Contracts” below for further discussion of our liquidity needs.

Comparison of Six Months Ended December 31, 2011 and 2010

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $11,690,444 for the six months ended December 31, 2011 as compared to net cash provided by operating activities of $6,142,276 for the six months ended December 31, 2010. The increase in net cash provided by operating activities, for the six months ended December 31, 2011 compared to the same period 2010, was primarily due to decreased net income of $8.2 million, an increase $8.5 million in the effective interest on convertible notes, increased $2.8 million in change in fair value of warrants, increased depreciation and amortization of $1.3 million, increased inventory of $1.0 million, and increased accounts receivable and prepayments of $1.5 million. We expect our cash flow from operating activities to maintain a positive flow due to our acquisition of Yantai Tianzheng and our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $9,604,548 for the six months ended December 31, 2011 and $7,762,917 for the six months ended December 31, 2010. The net increase in cash used in investing activities was due to a cash payment of approximately $9.7 million for our Yantai Tianzheng acquisition this first two quarter, a cash receipt of $1.4 million from Yantai Tianzheng’s acquisition offset by a cash payment of $7.76 million for land use right and intangible assets for the same period in 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,791,004 for the six months ended December 31, 2011 as compared to net cash used in financing activities of $3,516,681 for the same period in 2010. The reason for the increase in cash provided by financing activities was due to a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO), offset by payments of $1.5 million for short-term bank loans.  Mr. Qu made a permanent equity capital contribution of $6,260,565 (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of December 31, 2011, we had cash of $20,433,960 as compared to $13,344,426 as of June 30, 2011, an increase of $7,089,534. This increase was due primarily to an increase in cash from operating activities of approximately $5.2 million, capital contribution from an equity holder of $6.3 million, and cash receipt of $1.4 million from our acquisition of Yantai Tianzheng offset by a cash payment of approximately $9.7 million for the Yantai Tianzheng acquisition, cash payments for the purchase of property, plant, and equipment of $0.59 million, and cash payments of $1.5 million for short term bank loans.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the completion of the acquisition of Yantai Tianzheng (currently $12.0 million is due within 12 months, and a total of $25.3 million is due. The installment balances can be turned into bank loans with a two-years term at 6% annual interest rate); and

(ii)	the repayment our convertible promissory notes due April 5, 2012 (currently $9.7 million due).

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the six months ended December 31, 2011.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Bank loans - China Citic Bank (RMB 10,000,000)	$1,572,698	$1,572,698	$-	$-	$-
Convertible notes	9,729,803	9,729,803	-	-	-
			-	-	-
Yantai Tianzheng acquisition	25,300,000	12,000,000	13,300,000	-	-
			-	-	-
Total Contractual Obligations:	$36,602,501	$23,302,501	$13,300,000	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of December 31, 2011.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the six months ended December 31, 2011. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the quarterly period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company is hereby updating the following risk factor from its Annual Report on Form 10-K for the fiscal year ended June 30, 2011:

We have significant payment obligations associated with the Yantai Tianzheng acquisition and the Notes, and our cash flow may not be sufficient to meet such obligations when due.

As of December 31, 2011, we have outstanding balances of $12,000,000 due within 12 months in connection with the Yantai Tianzheng acquisition and $10.45 million due April 5, 2012 in connection with the Notes. We currently believe that our available cash and funds we expect to generate from operations will enable us to operate our business and satisfy short term obligations through at least October 1, 2012. However, there is a significant risk that we will be unable to meet our payment requirements under the Yantai Tianzheng acquisition and the Notes given that we may not generate sufficient cash flow from operations or otherwise have access to outside financing on favorable terms, or at all. If we are unable to meet our material financial obligations, our business, financial condition or operating results might be materially affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and principal financial officer).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

February 14, 2012	By:	/s/ Hongwei Qu
Hongwei Qu
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

