Form 10-Q
period 2012-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2012-05-14
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of May 14, 2012, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the Risk Factors” sections of our Annual Report for the fiscal year ended June 30, 2011 and our Quarterly Report on Form 10-Q for the period ended December 31, 2011. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as guidance,” may,” will,” should,” expects,” plans,” anticipates,” believes,” estimates,” predicts,” projects,” potential,” proposed,” intended,” or continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng, which acquisition was consummated in August 2011 (currently $25,300,000 is due within 12 months. As described in Note 4, the Company has the ability to convert each of the remaining payments that are due into two year term loans bearing interest at 6% per annum); (ii) satisfy our obligations under our convertible notes which were due April 5, 2012 (currently $10.45 million due) or (iii) otherwise to support our business plans.

•	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;

•	our ability to expand our product offerings and maintain the quality of our products;

•	the availability of Chinese government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of Chinese national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our ability to integrate any future acquisitions;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

We cannot give any guarantee that our plans, intentions or expectations will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and our Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2011. Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$23,044,256	$13,344,426
Restricted cash	328,823	11,043
Accounts receivable	27,733,858	15,891,642
Inventories	3,664,864	1,511,021
Prepaid expenses and other current assets	900,783	1,060,138

Total current assets	55,672,584	31,818,270

Property, plant and equipment, net	11,757,905	5,214,962
Prepayment for property, plant and equipment	594,113	-
Intangible assets - pharmaceutical formulas	35,708,434	25,019,377
Long term prepayments - land use right, net	18,944,336	17,577,271
Customer relationships, net	13,093,772	-

Goodwill	4,649,283	-
Debt issue costs	-	485,039

TOTAL ASSETS	$140,420,427	$80,114,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Convertible notes, net of discount of $0 and $9,317,897 as of March 31, 2012 and June 30, 2011, respectively	$10,450,000	$1,132,103
Accounts payable	2,913,463	1,291,907
Accrued expenses	7,024,717	4,312,333
Income taxes payable	2,434,668	721,771
Short-term borrowings	-	920,554
Acquisition price payable - current portion	17,000,000	-
Derivative liabilities - investor and agent warrants	479,143	937,867
Due to Related Party	23,166	11,980

Total current liabilities	40,325,157	9,328,515

Acquisition price payable - non-current portion	8,300,000	-
Deferred tax liability	8,677,042	2,878,397

TOTAL LIABILITIES	57,302,199	12,206,912

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	17,861	17,861
Additional paid-in capital	24,615,353	18,345,574
Accumulated other comprehensive income	5,835,597	3,559,355
Statutory reserves	2,201,817	2,201,817
Retained earnings	50,447,600	43,783,400

Total stockholders’ equity	83,118,228	67,908,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,420,427	$80,114,919

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012 (unaudited)	2011	2012 (unaudited)	2011

Net revenues	$36,237,847	$21,793,631	$101,002,589	$60,351,029

Cost of revenues	8,180,762	4,853,768	23,106,879	12,402,897

Gross profit	28,057,085	16,939,863	77,895,710	47,948,132

Selling, general and administrative expenses	19,787,628	12,845,962	54,748,109	32,565,981

Income from operations	8,269,457	4,093,901	23,147,601	15,382,151

Other income (expenses):
Other income	-	1,783	-	99,901
Interest income	13,039	11,176	51,205	40,673
Interest expenses	(1,120,273)	(554,428)	(10,694,346)	(2,203,775)
Other (expenses) income, net of	(2,163)	(546)	(10,205)	(2,468)
Amortization of deferred financing fees	-	(232,200)	-	(736,224)
Change in fair value of derivative liabilities	317,986	263,118	458,724	3,181,603

Total other income (expenses)	(791,411)	(511,097)	(10,194,622)	379,710

Income before provision for income taxes	7,478,046	3,582,804	12,952,979	15,761,861

Provision for income taxes	(2,174,128)	(897,458)	(6,288,779)	(3,523,145)

Net income	$5,303,918	$2,685,346	$6,664,200	$12,238,716

Comprehensive income :
Net income	5,303,918	2,685,346	6,664,200	12,238,716
Other comprehensive income
Unrealized foreign currency translation gain	620,662	400,224	2,276,242	2,061,028
Comprehensive income :	$5,924,580	$3,085,570	$8,940,442	$14,299,744

Net income per common share

Basic	$0.30	$0.15	$0.37	$0.72
Diluted	$0.28	$0.14	$0.37	$0.59

Weighted average common shares outstanding

Basic	17,861,085	17,544,163	17,861,085	16,988,489
Diluted	23,086,085	22,808,885	23,086,085	22,439,202

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserves	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2011	17,861,085	$17,861	$18,345,574	$3,559,355	$2,201,817	$43,783,400	$67,908,007

Capital contribution from shareholder	-	-	6,225,779	-	-	-	6,225,779
Stock based compensation	-	-	44,000	-	-	-	44,000
Foreign currency translation adjustment	-	-	-	2,276,242	-	-	2,276,242
Net income	-	-	-	-	-	6,664,200	6,664,200

Balance at March 31, 2012	17,861,085	$17,861	$24,615,353	$5,835,597	$2,201,817	$50,447,600	$83,118,228

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2012 (unaudited)	2011

Cash flows from operating activities:
Net income	$6,664,200	$12,238,716
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,211,065	260,577
Gain on disposal of property, plant and equipment	-	1,908
Accretion of beneficial conversion feature	-	1,029,487
Amortization of deferred fees on convertible notes	485,039	736,224
Interest expense on convertible notes	9,317,898	339,842
Change in fair value of warrants	(458,724)	(3,181,603)
Stock based compensation	44,000	184,344
Deferred income taxes	700,734	-

Changes in operating assets and liabilities:
Accounts receivable	(4,421,640)	(3,946,124)
Prepaid expenses and other current assets	494,576	(496,515)
Inventories	(771,500)	(1,201,923)
Accrued liabilities	439,028	158,949
Accounts payable	(843,544)	686,541
Other payable	1,064,107	1,633,817
Income taxes payable	943,207	216,325
Advance from customers	(172,885)	-
Restricted cash	75,141	355,976

Net cash provided by operating activities	15,770,702	9,016,541

Cash flows used in investing activities:
Purchases of property, plant and equipment	(509,118)	(14,619)
Proceeds from disposal of property, plant and equipment	26,719	4,491
Prepaid land use rights	(100,850)	(7,111,204)
Purchase of formulas	-	(7,186,059)
Prepaid for property, plant and equipment	(594,113)	-
Cash received in acquisition of business	1,358,078	-
Cash paid for acquisition of subsidiary	(9,700,000)	-

Net cash used in investing activities	(9,519,284)	(14,307,391)

Cash flows from financing activities:
Proceeds from short term borrowings	-	890,772
Repayment of short term borrowings	(3,056,926)	(4,483,801)
Repayment from related party	11,109	53,147
Capital contribution from shareholder	6,286,738	-
Proceeds from issuance of common stock	-	1,870,955

Net cash flows used in financing activities	3,240,921	(1,668,927)

Effect of foreign currency translation on cash and cash equivalents	207,491	476,212

Net increase (decrease) in cash and cash equivalent	9,699,830	(6,483,565)

Cash and cash equivalents at beginning of period	13,344,426	17,149,082

Cash and cash equivalents at end of period	$23,044,256	$10,665,517

Cash paid during the period for:
Interest	$540,094	$811,582
Income taxes	$4,705,358	$3,306,820

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$-	$948,832

Acquisition payable	$25,300,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

BPGI, its wholly owned subsidiary Chance High, WFOE, WFOE II, Bohai and Yantai Tianzheng are referred to herein collectively and as a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology. As used herein, the term “Common Stock” means the common stock of BPGI, $0.001 par value per share.

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $5,303,918 and $6,664,200 for, respectively, the three and nine month periods ended March 31, 2012. The Company’s cash flows from operations amounted to approximately $15,700,000 for the nine months ended March 31, 2012. The Company had working capital of approximately $15,347,427 as of March 31, 2012, including a $10,450,000 convertible note obligation, which pursuant to an amendment thereto was set to mature on April 5, 2012 (see below and Note 11) but excluding a $479,143 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed concurrently with and subsequent to the consummation of the Share Exchange.

As described further in Note 4, the Company completed its acquisition of Yantai Tianzheng on August 8, 2011 (the “Execution Date”), with an effective control date of July 1, 2011, for aggregate purchase consideration of US$35,000,000, originally payable in four installments in the equivalent of Chinese Renminbi, the functional currency of the PRC (“RMB”). $6,000,000 of the aggregate purchase price was paid prior to the tenth calendar day after the Execution Date of the acquisition; $12,000,000 was due to be paid on or before the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before the 18 month anniversary of the Execution Date.  As described in Note 4, the Company has the ability to convert each of the remaining payments that are due into two year term loans bearing interest at 6% per annum.  The Company has paid $9,700,000 and deferred $8,300,000 as of March 31, 2012. As of March 31, 2012, the amount of outstanding payments was $25,300,000, among which $12,000,000 is due to August 8, 2012, $5,000,000 is due to February 8, 2013, $8,300,000 is due to February 8, 2014. Like Bohai, Yantai Tianzheng is a TCM manufacturer based in Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

The Company has expanded its existing product lines through the acquisition of Yantai Tianzheng and is expecting to gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of the historical Bohai and the acquired Yantai Tianzheng business. On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of June 2012. The remaining commitment of the contract was approximately $0.46 million (RMB 2.9 million) as of March 31, 2012.

In August 2011, Mr. Qu made a permanent equity capital contribution of $6,225,779 (RMB 40,000,000) into Bohai to support the Company’s future capital needs.

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

As described above, the Company has ongoing obligations with respect to the Yantai Tianzheng acquisition, whether or not the intended benefits of the acquisition are realized. The company is also required to repay the remaining $10,450,000 balance due on the Company’s convertible notes on the contractual maturity date of April 5, 2012 (the “Notes”). On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Note holders (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).  For a description of the Notes, see Note 11.

 As further described in Note 18, the Company’s Chinese operating entity was unable to convert a sufficient amount of RMB’s into US Dollars for the US Holding Company to repay the remaining principal balance due on the convertible notes by the extended maturity of April 5, 2012. The Company and Euro Pacific as representative of the convertible note holders are currently negotiating a second amendment to the Convertible Notes that would further extend the maturity date thereof to October 5, 2012 (see Note 18). The proposed extension of the maturity date is subject to the satisfaction of certain conditions described in Note 18 and the completion of negotiations. The Company believes it has sufficient liquidity to repay the convertible notes; however, the Company will still be required to converting sufficient currency into US Dollars in order to avoid a declaration of default.

The Company will require significant additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to generate sufficient operating cash flows or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities, suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses.  There is a material risk, and management cannot provide any assurances, that the Company will raise additional capital if needed.  The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements furnished herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form10-K for the Company’s fiscal year ended June 30, 2011. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results of the full year 2012 ending June 30, 2012.

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WFOE, WFOE II, Yantai Tianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP.  The Company adopted FAS Accounting Standards Codification (“ASC”) 810-10-15-14 and also ASC 810-10-05-8, which requires that a VIE be consolidated if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decisions on all operating activities of the VIE. The Company controls Bohai through the VIE Agreements described in Note 1, under the following series of agreements entered into on December 7, 2009.

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

The carrying amount and classification of Bohai’s assets and liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	March 31,	June 30,
	2012 (unaudited)	2011

Total current assets*	$55,594,484	$32,711,620
Total assets*	104,108,601	80,523,230
Total current liabilities**	20,167,277	18,674,129
Total liabilities**	$23,588,857	$21,552,525

*           Includes intercompany accounts in the amounts of $19,818,026 and $1,896,933 in current assets as of March 31, 2012 and June 30, 2011, respectively, that were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $11,826,531 and $11,660,222 in current liabilities as of March 31, 2012 and June 30, 2011, respectively, that were eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Significant estimates and assumptions include allocating purchase consideration issued in business combinations, valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves, inventory reserves, and the carrying amounts of intangible assets. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets (including present value of future cash flow estimates for the Company’s pharmaceutical formulas) could be affected by external conditions including those unique to the Company’s industry and general economic conditions. It is reasonably possible that these external factors could have an effect on management’s estimates that could cause actual results to differ from management’s estimates.

Company management re-evaluates all of accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Intangible Asset – Pharmaceutical Formulas

The Company has purchased pharmaceutical formulas that were approved by the State Food and Drug Administration of China (“SFDA”). These formulas can be renewed every 5 years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible asset might not be recoverable.

There were no impairment charges to record during the nine months ended March 31, 2012 and 2011.

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

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value the Company’s derivative liabilities.

The following table reflects gains and losses for the three and nine months ended March 31, 2012 for all financial assets and liabilities categorized as Level 3.

Liabilities:	Three months (unaudited)

Balance of derivative liabilities as of December 31, 2011	$797,129
Change in the fair value of derivative liabilities	(317,986)
Balance of derivative liabilities as of March 31, 2012	$479,143

Liabilities:	Nine months (unaudited)

Balance of derivative liabilities as of June 30, 2011	$937,867
Change in the fair value of derivative liabilities	(458,724)
Balance of derivative liabilities as of March 31, 2012	$479,143

Estimating the fair value of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives, which had a direct effect on the fair values described above are more fully described in Note 11. In addition, valuation techniques are sensitive to changes in the trading market price of the our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s operating business based in the PRC is the RMB. For the Company’s subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate in effect as of the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into U.S. dollars are included in comprehensive income.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of the Company’s revenue transactions are transacted in the functional currency. The Company has not entered into any material transactions that are either originated, or to be settled, in currencies other than the RMB. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on the Company’s results of operations.

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Nine months ended March 31, 2012	Year ended June 30, 2011	Nine months ended March 31, 2011
Period end US$: RMB exchange rate	6.3185	6.4635	6.5701
Average periodic US$: RMB exchange rate	6.3626	6.6278	6.6796

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

We account for sales returns by establishing an accrual in an amount equal to management’s estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on the Company’s historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. For the three and nine months ended March 31, 2012 and 2011, the Company’s sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that the Company undertakes. Primarily incurred by Yantai Tianzheng Medicine Research and Development Co., Ltd., the research and development costs were $0 and $190,440 for the three months ended March 31, 2012 and 2011, and were $0 and $562,261 for the nine months ended March 31, 2012 and 2011, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $336,813 and $230,938 for the three months ended March 31, 2012 and 2011, respectively. Shipping costs amounted to $970,542 and $598,525 for the nine months ended March 31, 2012 and 2011, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling, general and administrative expenses amounted to $1,931,103 and $3,962,454 for the three months ended March 31, 2012 and 2011, respectively. As part of the selling, general and administrative expenses, the advertising and promotion expenses amounted to $8,789,884 and $10,461,435 for the nine months ended March 31, 2012 and 2011, respectively.

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

On August 8, 2011, the Company, through WFOE II, a newly formed limited liability company formed under the laws of the PRC and wholly owned by Chance High (the Company’s wholly-owned subsidiary), signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent), payable in four installments: US$6,000,000 was paid on or before the calendar day of the Execution Date of the acquisition; $12,000,000 was due to be paid on or before February 8, 2012 the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before August 8, 2012 the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before February 8, 2013 the 18 month anniversary of the Execution Date.

Payment schedule required by the contract is as follows:

In the event that the Company fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As of March 31, 2012, $9.7 million was paid, and the balance is $25.3 million. $8,300,000 outstanding installment was automatically converted into a two-year term loan. Interest is accrued on any default loan from the first day after the applicable payment date (the “Conversion Date”) until such default loan is paid in full (with interest) at the rate of six percent (6%) per annum.

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

The Company accounted for its acquisitions of Yantai Tianzheng using the acquisition method of accounting. Accordingly, the results of operations for the three and nine months ended March 31, 2012, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on July 1, 2011, which is the date the Company assumed control of Yantai Tianzheng pursuant to the terms of the share transfer agreement between WFOE II and the shareholders of Yantai Tianzheng.

The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill.

Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition.  Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred.

The preliminary purchase price allocation is as follows*:

Purchase Consideration:
Cash paid to sellers immediately following the closing	$6,000,000
Acquisition installment obligation payable to sellers	29,000,000
Less cash acquired	(1,358,078)
Net purchase consideration	33,641,922

Tangible assets acquired:
Restricted cash	386,787
Accounts receivable	6,893,730
Other receivable and advance to suppliers	208,240
Inventories	1,312,170
Property, plant and equipment	6,151,206
Long term prepayments - land use rights	1,394,291
Accounts payable	(2,386,576)
Other payable and accrued expenses	(1,081,425)
Income taxes payable	(729,796)
Advance from customers	(170,186)
Short-term borrowings	(2,088,652)
Deferred tax liabilities	(5,261,605)
Net tangible assets acquired	4,628,185

Purchase consideration in excess of fair value of net tangible assets	29,013,737

Allocated to:
Customer relationships	14,151,156
Pharmaceutical product formulas	9,887,986
Goodwill	4,974,595
$0

*	Using the exchange rate of the acquisition date

The purchase price allocation is preliminary and was based, in part, on management’s knowledge of Yantai Tianzheng’s business and the results of a third party appraisal commissioned by management. The purchase price allocation is subject to possible changes as additional facts and information about Yantai Tianzheng’s business come to the Company’s attention.

Yantai Tianzheng’s results of operations are consolidated with the Company effective July 1, 2011. The following table presents the unaudited pro-forma financial results, as if the acquisition of Yantai Tianzheng had been completed as of the beginning of the reporting periods and also includes the adjustments for the business combination effect of the amortization charges from acquired intangible assets and the related tax effects.

	Three Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2011
Net Sales	$33,884,173	$98,492,387
Net income	$4,684,583	$18,154,118
Earnings per share- basic	$0.27	$1.07
Earnings per share- diluted	$0.21	$0.81

	Three Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2012
Net Sales	$36,237,847	$101,002,589
Net income	$5,303,918	$6,664,200
Earnings per share- basic	$0.30	$0.37
Earnings per share- diluted	$0.28	$0.37

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of the dates presented or to project potential operating results as of any future date or for any future periods.

5.	INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2012 (unaudited)	2011

Raw materials	$2,085,737	$739,363
Work in progress	368,592	423,202
Finished goods	1,210,535	348,456
Total inventories	$3,664,864	$1,511,021

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2012 (unaudited)	2011

Buildings	$8,922,610	$5,122,557
Plant equipment	2,429,341	1,348,819
Office equipment	207,342	107,520
Motor vehicles	285,421	258,720
Total	11,844,713	6,837,616

Less: accumulated depreciation	(2,041,662)	(1,622,654)
Construction in progress	1,954,854	-

Property, plant and equipment, net	$11,757,905	$5,214,962

Depreciation expense for property, plant and equipment for the three months ended March 31, 2012 and 2011 amounted to $142,733 and $87,847, respectively. Depreciation expense for property, plant and equipment for the nine months ended March 31, 2012 and 2011 amounted to $379,124 and $260,577, respectively.

Substantially all of Bohai’s assets are pledged on a collective basis to secure the Company’s convertible notes obligation. As of June 30, 2011, the Company has specifically pledged certain plant equipment and machinery having a carrying amount of approximately $390,000 to secure a bank loan on behalf of Bohai.

On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of June 2012. The remaining commitment of the contract was approximately $0.46 million (RMB2.9 million) as of March 31, 2012.

7.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	March 31,	June 30,
	2012 (unaudited)	2011

Land use rights, at cost	$20,227,169	$17,999,002
Less: Accumulated amortization	(1,282,833)	(421,731)
Intangible assets – land use rights, net	$18,944,336	$17,577,271

Amortization expense amounted $154,252 and $19,775 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense amounted to $ 427,133 and $59,325 for the nine months ended March 31, 2012 and 2011, respectively. Amortization of land use rights for fiscal years ending subsequent to March 31, 2012 is as follows:

Amortization
Remainder of FY2012	$142,378
2013	569,511
2014	569,511
2015	569,511
2016	569,511
Thereafter	16,523,914
Total	$18,944,336

8.	INTANGIBLE ASSETS – CUSTOMBER RELATIONSHIPS, NET

Intangible assets –customer relationships, net represents customer relationships related to the Yantai Tianzheng workforce acquired during the Yantai Tianzheng acquisition as described in Note 4. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years.

Intangible assets – customer relationship, net at March 31, 2012 is as follow:

March 31, 2012 (unaudited)
Customer relationships, at cost	$14,475,904
Accumulated amortization	(1,382,132)

Intangible assets – customer relationships, net	$13,093,772

Amortization expense amounted $ 460,711 and $0 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense amounted to $ 1,382,132 and $0 for the nine months ended March 31, 2012 and 2011, respectively.

9.	ACCRUED EXPENSES

Accrued expense consists of the following:

	March 31,	June 30,
	2012 (unaudited)	2011

Accrued expense to sales person	$3,617,183	$2,605,375
Other taxes payable	1,973,541	1,056,691
Other accrued expense	766,459	389,123
Accrued payroll and welfare	381,865	261,144
Accrued advertising expense	285,669	-
Total	$7,024,717	$4,312,333

10.	SHORT-TERM BORROWINGS

The Company has short-term loan facilities from financial institutions in the PRC. Short-term borrowings as of March 31, 2012 and June 30, 2011 consist of the following:

Loan from		Annual	March 31,	June 30,
financial institution	Loan period	interest rate	2012	2011

China Citic Bank	February 23, 2011 to February 23, 2012	7.57%	$-	$-
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	-	618,860
Yantai Laishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	-	301,694
Total short-term borrowings			$-	$920,554

The loan from China Citic Bank is from Yantai Tianzheng and is guaranteed by Yantai Tianzheng’s CEO, Chi Jiangbo and his wife Jiang Chunying. Interest expense for short-term borrowings for the three months ended March 31, 2012 and 2011 amounted to $21,843 and $19,659, respectively. Interest expense for short-term borrowings for the nine months ended March 31, 2012 and 2011 amounted to $107,261 and $187,446, respectively.

11.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Convertible notes, net of unamortized original issuance discounts are as follows:

	March 31,	June 30,
	2012 (unaudited)	2011

Convertible notes payable, at full principal value	$10,450,000	$10,450,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	-	(9,317,897)
Convertible notes, net	$10,450,000	$1,132,103

Convertible Notes

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 128 accredited investors (the “Investors”), BPGI sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 and one Common Stock purchase warrant (collectively, the “Investor Warrants”). By agreement with the Investors, each investor received: (i) A single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant representing the aggregate number of Investor Warrants purchased by them as part of the units.

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

On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).  As described in notes 2 and 18, the Company’s Chinese operating entity was unable to convert the currency needed by the US Holding to repay the notes on the extended maturity date of April 5, 2012. The Company and Euro Pacific were seeking to negotiate a second amendment to the Notes to further extend the maturity date thereof. See Notes 2 and 18.

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

In connection with the sale of the units, BPGI paid the placement agents a cash fee of $1,200,000. In addition, the placement agents received warrants (the “Placement Agent Warrants” and, together with the Investor Warrants, the “Warrants”) to purchase 600,000 shares of Common Stock, which Placement Agent Warrants are substantially identical to the Investor Warrants.

At March 31, 2012, the fair values of the Investor Warrants and Placement Agent Warrants amounted $435,584 and $43,558, respectively, using a binomial model, based on the closing market price on that date of $0.25, a term equal to the remaining life of the Warrants which is 0.77 years, an expected dividend yield of 0%, a risk-free interest rate of 0.17% based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants and the Placement Agent Warrants.

The aggregate change in fair value of the Investor and Placement Agent Warrants for the three months ended March 31, 2012 and 2011 of $317,986 and $263,118, respectively, has been recorded as loss, respectively, on condensed consolidated statements of operation. The aggregate change in fair value of the Investor and Placement Agent Warrants for the nine months ended March 31, 2012 and 2011 of $458,724 and $3,181,603, respectively, has been recorded as a component of other income (expense), respectively, on the condensed consolidated statements of income.

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $720,196and $229,376 for the three month periods ended March 31, 2012 and 2011, respectively. Accretion of the note discount amounted to $9,317,898and $339,842 for the nine month periods ended March 31, 2012 and 2011, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $731,808 and $438,376 for the three months ended March 31, 2012 and 2011, respectively. Contractual interest expense amounted to $9,747,509 and $986,842 for the nine months ended March 31, 2012 and 2011, respectively. There is an aggregate of 5,225,000 shares of Common Stock issuable under all remaining convertible notes as of March 31, 2012.

Escrowed Shares

As of January 5, 2010 and at March 31, 2012, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).

12.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule.. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years. As of March 31, 2012, the Company has paid $1,305,339 (RMB 8,300,000) and the remaining contract amount will be paid progressively in installments. All payments of $1,305,339 (RMB 8,300,000) have been recorded as expenses. The Company has extended the contract with Yantai Tianzheng Medicine Research and Development Co. to May 10, 2017. Total contract price will remain the same. No refund will be received by the Company due to the delay because the delay is caused by the change of the government regulatory requirements instead of Yantai Tianzheng Medicine Research and Development Co.’s mistakes. Research and development costs associated with this contract amounted to $0 and $190,440 for the three months ended March 31, 2012 and 2011, respectively. Research and development costs associated with this contract amounted to $0 and $562,261 for the nine months ended March 31, 2012 and 2011, respectively.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March
	2012 (unaudited)	2011	2012 (unaudited)	31, 2011

Shandong Yantai Medicine Procurement and Supply Station	16.2%	18.8%	13.4%	18.6%
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	* %	10.6%	* %	11.3%
Anhui DeChang Pharmaceutical Co. Ltd.	14.5%	* %	16.1%	* %

* Constitutes less than 10% of the Company’s purchases.

We have short term raw material purchase obligations from various unrelated third parties in the amount of $2,986,618 (RMB 18,990,408) and the contractual obligation was fulfilled in October 2011.

(c)	Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.3%, 8.8%, 16.0%, 11.1% and 20.5%, respectively, of total sales for the three months ended March 31, 2012.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.6%, 9.1%, 16.8%, 10.4% and 18.3%, respectively, of total sales for the nine months ended March 31, 2012.

Three of the Company’s products, namely Tongbi Capsules, Tongbi Tablets and Lung Nourishing Syrup, represented approximately 27.4%, 14.2% and 26.1%, respectively, of total sales for the three months ended March 31, 2011.

Three of the Company’s products, namely Tongbi Capsules, Tongbi Tablets and Lung Nourishing Syrup represented approximately 27.4%, 14.6% and 26.4%, respectively, of total sales for the nine months ended March 31, 2011.

(d)	Economic and Political Risks

The Company’s operations are conducted solely in the PRC. There are significant risks associated with doing business in the PRC, which include, among others, political, economic, legal and foreign currency exchange risks. The Company’s results may be adversely affected by changes in political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is deposited in state-owned banks within the PRC, and no deposits are covered by insurance. We have not experienced any losses in such accounts and believe that the Company’s loss exposure is insignificant due to the fact that banks in the PRC are state owned and are generally high credit quality financial institutions. A significant portion of the Company’s sales are credit sales which are made primarily to customers whose ability to pay are dependent upon the industry economics prevailing in these areas. We continually monitor the credit worthiness of the Company’s customers in an effort to reduce credit risk.

At March 31, 2012 and June 30, 2011, the Company’s cash balances by geographic area were as follows:

	March 31,		June 30,
	2012 (unaudited)		2011
Country:
United States	$7,120	0.03%	$198,521	1%
China	23,037,136	99.97%	13,145,905	99%
Total cash and cash equivalents	$23,044,256	100%	$13,344,426	100%

(f)	Certificate of land use right

The Company’s corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province in China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which are known as collective land are owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which the Company maintains its manufacturing facility. The Company has not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which the Company maintains its corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot provide any assurance that the Company will eventually obtain the land use right certificate for this land. If the Company is asked by the local government to relocate the Company’s facility, management believes that estimated relocation and other costs at approximately will be reimbursed by the local government. The Company does not believe that a requirement to relocate operations would have a material adverse effect on the business.

(g)	Purchase obligation

We had a commitment to purchase certain raw materials $3,252,539 as of March 31, 2012 that was fulfilled upon the delivery of the goods in April 2012.

(h)	Business insurance

Business insurance is not readily available in the PRC. To the extent that the Company suffers a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, the Company would incur significant expenses in both defending any action and in paying any claims that could result from a settlement or judgment.

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2012 (unaudited)	March 31, 2011	March 31, 2012 (unaudited)	March 31, 2011

Net income (loss) available to common stockholders-basic	$5,303,918	$2,685,346	$6,664,200	$12,238,716
Effective interest on convertible notes and amortization of debt issue costs	1,064,707	438,376	10,552,548	986,842
Net income available for common shareholders – diluted	$6,368,625	$3,123,722	$17,216,748	$13,225,558

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2012 (unaudited)	March 31, 2011	March 31, 2012 (unaudited)	March 31, 2011
Weighted average number of common shares outstanding - basic	17,861,085	17,544,163	17,861,085	16,988,489
Options - incremental shares based on assumed proceeds & repurchases	-	-	-	75
Restricted stock	-	14,722	-	9,398
Common shares if converted from Convertible Debt	5,225,000	5,250,000	5,225,000	5,441,240
Weighted average number of common shares outstanding - diluted	23,086,085	22,808,885	23,086,085	22,439,202

Earnings (loss) per share:
Basic	$0.30	$0.15	$0.37	$0.72
Diluted	$0.28	$0.14	$0.37	$0.59

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding during the three and nine months ended March 31, 2012 but were excluded from the computation of diluted earnings per share where applicable as these exercise prices of these securities exceeded the average stock price for the three and nine months ended March 31, 2012. In addition, 5,225,000 shares of stock representing shares issuable upon the conversion of convertible notes were excluded from the loss per share calculation for the three and nine months ended March 31, 2012 because their effect would be anti-dilutive, after adjusting the net loss to exclude contractual interest expense, accretion of note discount and the amortization of debt issue cost in the aggregate amount of $10,232,548.

14.	STOCK OPTIONS

Restricted Stock Awards

On June 4, 2010, we granted 120,000 shares of Restricted Common Stock to our Chief Financial Officer for three years of service. The Restricted Common Stock vests in three equal annual installments over the related service period. We issued 40,000 shares of Restricted Common Stock with an aggregate fair value of $95,000 under this agreement during the year ended June 30, 2011. $22,000 and $44,000 stock compensation expenses were accrued for the three and nine months ended March 31, 2012, respectively. There were no shares issued for the nine months ended March 31, 2012. $22,000 and $73,000 stock compensation expenses were accrued for the three and nine months ended March 31, 2011, respectively. Our Chief Financial Officer resigned on December 31, 2011

15.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and nine months ended March 31, 2012 and 2011, selling, general and administrative expenses consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2012 (unaudited)	March 31, 2011	March 31, 2012 (unaudited)	March 31, 2011

Travel and accommodation	$5,339,055	$3,197,894	$13,079,622	$7,215,635
Advertising and promotion	1,931,104	3,962,454	8,789,884	10,461,435
Audit fees and expenses	8,226	12,483	74,477	101,534
Commission	2,188,762	1,155,155	4,952,778	2,628,125
Conferences	5,190,607	1,269,264	15,328,133	4,161,191
Depreciation and amortization	634,116	10,421	1,881,177	30,427
Staff costs	827,459	966,557	1,922,393	2,106,130
Research and development cost	-	190,440	-	562,261
Other operating expenses	3,668,299	2,081,292	8,719,645	5,299,241

Total selling, general and administrative expenses	$19,787,628	$12,845,962	$54,748,109	$32,565,981

16.	INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada.  The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $9,000,000 and expire through 2031. The Company has fully reserved for these and all other deferred tax assets generated in the Company’s US operations since it currently more likely than not that such assets will not be realized in future periods.

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

17.	VIE

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

•	The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

•	There are risks involved with the operation of Bohai under the VIE Agreements. We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

•	We depend upon the VIE Agreements in conducting our production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

•	We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from our Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

•	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

•	We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our company for PRC tax purposes which could result in higher tax liability

18.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the financial statements were available to be issued.

Proposed Second Extension to Note Maturity Date

On April 3, 2012, the Company announced that it was in active discussions with Euro Pacific to (i) extend the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such proposed extra six month period, the “Second Extended Period”); and (ii) maintain the interest rate on the Notes as an annual rate of 12% (or 6% for the Second Extended Period) (such amendments to the Note, the “Second Amendment”). In such announcement, the Company disclosed that to demonstrate the Company’s efforts to repay the Notes, the Company expected to repay 10% of the $10.45 million then due under the Notes by April 13, 2012 (the “Repayment”). In addition, as part of the contemplated Second Amendment, the Company was expected to establish an RMB denominated escrow account in China and to deposit into such escrow account the remaining outstanding amount of the Notes, which the Company will have no right to dispose of or use except for (i) conversion into US Dollars for the purpose of repayment of the Notes or (ii) releases from such Escrow Account from time to time in amounts equal to the decreases in the outstanding amount of the Notes, either by payments made by the Company or conversion of the Notes by Note holders.

On May 8, 2012, a Three Parties Fund Escrow Agreement (“Escrow Agreement”) was entered into among Yantai Shencaojishi Pharmaceuticals Co., Ltd., the wholly-owned subsidiary of the Company (“Yantai Shencaojishi”), Euro Pacific and Rural Credit Cooperative of Laishan District, Yantai City (the “Bank”). Pursuant to the Escrow Agreement, an RMB-denominated escrow account (the “Escrow Account”) was established with Bank and RMB 59 million (approximately $10.45 million) was deposited by Yantai Shencaojishi into the Escrow Account. On May 9, 2012, a Supplemental Agreement to the Escrow Agreement with details of the Escrow Account was entered into by the Company, Euro Pacific and the Bank. The Escrow Agreement provides that the Escrow Account will be managed by both the Company and Euro Pacific and that withdrawal of cash from the Escrow Account cannot be done without prior written consent from both the Company and Euro Pacific.

As of the date of this Quarterly Report on Form 10-Q, the Repayment is being processed and the Company expects to repay a portion of the Repayment by May 15, 2012 in the amount of approximately $314,000, which is equivalent to the amount of the first quarter 2012 interest payment on the Notes (calculated based on an annual rate of 12% as discussed above). In addition, the Company will make its best efforts to repay the reminder of the Repayment in the amount of approximately $731,000 as soon as possible but no later than June 30, 2012.

After the first payment of $314,000 described above is distributed to Note holders, the Company is expected to enter into the Second Amendment with Euro Pacific. A provision will be included in the Second Amendment that the Second Extended Period will automatically expire on June 30, 2012 and the outstanding balance of the Notes will become immediately due and payable if the reminder of the Repayment is not received and distributed to Note holders on June 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortization of the beneficial conversion features in our convertible notes and the effective interest charges on our convertible notes, stock-based compensation, and deferred income tax expenses as shown in the chart below in the aggregate net amount of $654,371 and $(85,725) income/(expenses) for the three months ended March 31, 2012 and 2011, respectively, and $10,033,519 and $(1,967,772) for the nine months ended March 31, 2012 and 2011, respectively.

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

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			Increase			Increase
	2012 (unaudited)	2011	(Decrease)	2012 (unaudited)	2011	(Decrease)
Net Income (loss) available to Common shareholders -GAAP	$5,303,918	$2,685,346	$2,618,572	$6,664,200	$12,238,716	$(5,574,516)
Add Back (Subtract):
Change in fair value of warrants	(317,986)	(263,118)	(54,868)	(458,724)	(3,181,603)	2,722,879
Amortization of beneficial conversion features on convertible notes converted	731,808	96,393	635,415	9,747,509	1,029,487	8,718,022
Change in Option and Equity Based Compensation	0	81,000	(81,000)	44,000	184,344	(140,344)
Deferred income tax expenses - indefinite intangible assets	240,549	-	240,549	700,734	-	700,734
Adjusted Net Income available to Common shareholders -non-GAAP	$5,958,289	$2,599,621	$3,358,668	$16,679,719	$10,270,944	$6,426,775

Net income margins -non-GAAP	16.44%	11.70%	4.74%	16.53%	16.80%	(0.27)%
Basic earning (loss) per share – GAAP	$0.30	$0.15	$0.15	$0.37	$0.72	$(0.35)
Add back (Subtract):
Change in fair value of warrants	(0.02)	(0.01)	(0.01)	(0.03)	(0.19)	0.16
Amortitized beneficial conversion features on convertible notes converted	0.04	0.01	0.03	0.55	0.06	0.49
Deferred tax expenses - indefinite intangible assets	0.01	-	0.01	0.04	-	0.04
Adjusted basic earning per share non-GAAP	$0.33	$0.15	$0.18	$0.93	$0.60	$0.33

Diluted earning (loss) per share-GAAP	$0.30	$0.14	$0.16	$0.37	$0.59	$(0.22)
Add back (Subtract):
Change in fair value of warrants	(0.02)	(0.01)	(0.01)	(0.03)	(0.14)	0.11
Unamortized beneficial conversion features on convertible notes converted	0.04	0.00	0.04	0.55	0.05	0.50
Change in Option and Equity Based Compensation	0.00	0.00	(0.00)	0.00	0.01	(0.01)
Deferred tax expenses - indefinite intangible assets	0.01	-	0.01	0.04	-	0.04
Adjusted diluted earning per share non-GAAP	$0.33	$0.14	$0.19	$0.93	$0.50	$0.43

Weighted average number of shares
Basic	17,861,085	17,544,163		17,861,085	16,988,489
Diluted	17,861,085	22,808,885		17,861,085	22,439,202

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012 (unaudited)	2011	2012 (unaudited)	2011
Lung Nourishing Syrup	16.0%	26.1%	16.8%	26.6%
Tongbi Capsules	22.3%	27.4%	22.6%	27.4%
Tongbi Tablets	8.8%	14.2%	9.1%	14.8%
Zhengxintai Capsule	11.1%	-%	10.4%	-%
Fangfengtongsheng Granule	20.5%	-%	18.3%	-%
Other Products	21.3%	32.3%	22.8%	31.2%
Total Sales	100%	100%	100%	100%

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

Financial Highlights

•	Net revenues for the three months ended March 31, 2012 increased 66.3% to $36.2 million compared to the same period in 2011. Net revenues for the nine months ended March 31, 2012 increased 67.4% to $101.0 million compared to the same period in 2011.

o	65% of net revenues was from Bohai and 35% was from Yantai Tianzheng this third fiscal quarter compared to the same quarter last fiscal year. 68% of net revenues was from Bohai and 32% was from Yantai Tianzheng this first three fiscal quarters compared to the same quarter last fiscal year.

o	Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented over 78.7% and 77.2% of our total net revenues for the three and nine months ended March 31, 2012, respectively.

o	78% of net revenue was derived from sales of prescription products and 22% was from Over-the-Counter products for the three months ended March 31, 2012. 77% of net revenue was derived from sales of prescription products and 23% was from Over-the-Counter products for the nine months ended March 31, 2012.

•	Non-GAAP net income for the three months ended March 31, 2012 increased 129.2% to $5.9 million compared to the same period in 2011. The difference was mainly due to net income from Tianzheng acquisition offset by net increase in effective interest charges on convertible notes of $0.73 million this third quarter ended March 31, 2012 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures). Non-GAAP net income for the nine months ended March 31, 2012 increased 62.6% to $16.7 million compared to the same period in 2011. GAAP net income for the three months ended March 31, 2012 increased 97.5% to $5.3 million compared to the same period in 2011. GAAP net income for the nine months ended March 31, 2012 decreased 45.5% to $6.7 million compared to the same period in 2011. The difference was mainly due to net income from Tianzheng acquisition offset by net increase in effective interest charges on convertible notes of $9.7 million during the three quarters ended March 31, 2012 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures).

o	Income from operations increased 102.0% to $8.3 million this third quarter compared to the same quarter in the last fiscal year. Income from operations increased 50.5% to $23.1 million this first three quarter compared to the same quarter in the last fiscal year.

o	Net income margin increased from 12.3% for the three months ended March 31, 2011 to 14.6% for the three months ended March 31, 2012. Net income margin decreased from 20.3% for the nine months ended March 31, 2011 to 6.6% for the nine months ended March 31, 2012. The decrease was mainly due to the net increase in certain non-cash activities such as effective interest charges from convertible notes and deferred income tax expenses as well as increase in selling related expenses.

o	Included in the net income this third fiscal quarter were non-cash charges in effective interest of $0.7 million, a non-cash charge in deferred income tax expenses of $0.2 million, and a non-cash credit of $(0.3) million in changes in fair value of warrants. Included in the net income the first three fiscal quarters ended March 31, 2012 were non-cash charges in effective interest of $9.7 million, a non-cash charge in deferred income tax expenses of $0.7 million, and a non-cash credit of $(0.5) million in changes in fair value of warrants.

•	Basic and diluted earnings per share were $0.37 for the nine months ended March 31, 2012.

o	Non-GAAP Diluted earnings per share increased 87.0% to $0.93 for the nine months ended March 31, 2012 compared to the same period in 2011.

o	Non-GAAP Basic earnings per share increased 55.8% to $0.93 for the nine months ended March 31, 2012 compared to the same period in 2011.

•	Including restricted cash, our total cash balance was $23.4 million as of March 31, 2012 and cash flow from operating activities was $16.0 million for the nine months ended March 31, 2012.

o	Total cash and cash equivalents increased by $9.7 million for the nine months ended March 31, 2012 compared to June 30, 2011.

o	Major cash payment activities for the nine months ended March 31, 2012 included $3.1 million for the repayment of short term bank loans.

Operating Results

Comparison of the three months ended March 31, 2012 and 2011

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the three months ended March 31, 2012 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the three months ended March 31, 2012 increased by $14,444,216, or 66.3%, to $36,237,847 as compared to $21,793,631 for the three months ended March 31, 2011. Net revenues were $23,601,089 and $12,636,758 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 12.0% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 82.0% of our total net revenues for Bohai. All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The sale of our prescription drug products for the three months ended March 31, 2012 represented 78% of total net revenue compared to 61 % for the same period in last year. The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended March 31, 2012 was $8,180,762 as compared to $4,853,768 for the three months ended March 31, 2011, representing an increase of $3,326,994, or 68.5%. Cost of revenues were $4,751,410 and $3,429,352 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2012.  The increase in cost of revenues for the three months ended March 31, 2012, compared to the same periods in last year, was mainly attributable to cost of revenues of $3.4 million of Tianzheng which was acquired on July 1, 2011 and due to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $28,057,085 for the three months ended March 31, 2012, compared to $16,939,863 for the same period in 2011, representing an increase of $11,117,222, or 65.6%, over the same periods in 2011. The increase of the gross profit is due to gross profit from Tianzheng, which was acquired on July 1, 2011, as well as due to increased revenues from Bohai.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 0.3% from 77.7% to 77.4% this fiscal quarter at March 31, 2012 compared to the same period in 2011.The decrease of the gross profit margin is because of increased raw material cost for the nine months ended March 31, 2012 compared to the same period last year. Meanwhile, the company also makes the effort to improve the cost control to avoid negative inflation effect.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $6,941,666 to $19,787,628, for the three months ended March 31, 2012 compared to $12,845,962 for the same fiscal periods in 2011. The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng. Selling, general and administrative expenses amounted to $7,017,616 from Yantai Tianzheng for the three months ended March 31, 2012. The percentage of selling, general, and administrative expenses to net revenues was 54.6% and 58.9% for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of 4.3% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other expenses were $791,411 for the three months ended March 31, 2012 compared to total other expenses of $511,097 for the period ended March 31, 2011, an increase of total other expenses of $280,314. The increase in total other expenses were principally due to a net increase of $635,415 for non-cash effective interest charges offset by decreased $232,200 amortization of deferred financing cost. The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).  Number of outstanding convertible notes was 5,225,000 as of March 31, 2012 (See Note 11).

Provision for Income Tax

Our provisions for income taxes for the three months ended March 31, 2012 and 2011 were $2,174,128 and $897,458, an increase of $1,276,670, or 142.3%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng.

Net Income

We had a net income of $5,303,918 for the three months ended March 31, 2012, as compared to net income of $2,685,346 for the three months ended March 31, 2011, an increase in net income of $2,618,572, or 97.5%. This translates into basic earnings (loss) per common share of $0.30 and $0.15, and diluted earnings (loss) per common share of $0.30 and $0.14, for the three months ended March 31, 2012 and 2011, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $11,117,221, offset by an increase in selling, general and administrative expenses of $6,914,666, an increase in total other expenses of $280,314 resulting from mostly effective interest charges, and an increase in the tax provision of $1,276,670 this fiscal quarter compared to the same period in prior year.

Net income margin was 14.6% for the three months ended March 31, 2012 compared to net income margin 12.3% for the same period last year, an increase of 18.8%. The increase in net income margin for the three months ended March 31, 2012 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as effective interest charges and unamortized beneficial conversion features on convertible notes converted for a total of $731,808 as well as a non-cash net difference in deferred tax expense of $240,549. If we excluded such net gains, the net income margin would be 17.3% this fiscal quarter.

We had Non-GAAP net income of $5,980,289 for the three months ended March 31, 2012, as compared to Non-GAAP net income of $2,599,621 for the three months ended March 31, 2011, an increase in Non-GAAP net income of $3,358,668, or 129.2%. This translates into basic Non-GAAP net income per common share of $0.33 and $0.15, and Non-GAAP diluted net income per common share of $0.33 and $0.14, for the three months ended March 31, 2012 and 2011, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $731,808 for the three months ended March 31, 2012 compared to $96,393 for the same period in 2011.

Total other income for the three months ended March 31, 2012 also comprised of a non-cash credit for fair value of warrants of $317,986.

Comparison of the nine months ended March 31, 2012 and 2011

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the nine months ended March 31, 2012 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011).  Net revenues for the nine months ended March 31, 2012 increased by $40,651,561, or 67.4%, to $101,002,589 as compared to $60,351,028 for the nine months ended March 31, 2011. Net revenues were $68,818,996 and $32,183,593 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 10.4% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 78.4% of our total net revenues for Bohai.  All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The sale of our prescription drug products for the nine months ended March 31, 2012 represented 77.3% of total net revenue compared to 60.9% for the same period in last year.  The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. Yantai Tianzheng was acquired on July 1, 2011.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues.  Our cost of revenues for the nine months ended March 31, 2012 was $23,106,879 as compared to $12,402,897 for the nine months ended March 31, 2011, representing an increase of $10,703,982, or 86.3%. Cost of revenues were $14,440,286 and $8,666,593 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2012.  The increase in overall cost of revenue was also due to cost of revenues of approximately $8.7 million from Yantai Tianzheng which was acquired on July 1, 2011. The increase in cost of revenues was also attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai for the nine months ended March 31, 2012 and attributable to increased unit cost mainly caused by increase raw material cost compared to the same period in last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $77,895,710 for the nine months ended March 31, 2012, compared to $47,948,132 for the same period in 2011, representing an increase of $29,947,578, or 62.5%, over the same periods in 2011. The increase of the gross profit is due to gross profit from Tianzheng, which was acquired on July 1, 2011, as well as due to increased revenues from bohai.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 2.4% from 79.4% to 77.1% the nine months ended March 31, 2012 compared to the same period in 2011. The decrease of the gross profit margin is because of increased raw material cost for the nine months ended March 31, 2012 compared to the same period last year. Meanwhile, the company also makes the effort to improve the cost control to avoid negative inflation effect.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $22,182,128 to $54,748,109, for the nine months ended March 31, 2012 compared to $32,565,981 for the same fiscal period in 2011. The overall increase in selling, general, and administrative expenses was related to services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng. Selling, general and administrative expenses amounted to $18,522,447 from Yantai Tianzheng for the nine months ended March 31, 2012. The percentage of selling, general, and administrative expenses to net revenues was 54.2% and 54.0% for the nine months ended March 31, 2012 and 2011, respectively, representing an increase of 0.2% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other expenses were $10,194,622 for the nine months ended March 31, 2012 compared to total other income of $379,710 for the period ended March 31, 2011, an increase of total other expenses of $10,574,332. The increase in total other expenses were principally due to a net increase of $8,490,571 for non-cash effective interest charges offset by a net increase in non-cash gain in fair value of warrants for $2,722,879 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible note is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). Number of outstanding convertible notes was 5,225,000 as of March 31, 2012 (See Note 11).

Provision for Income Tax

Our provisions for income taxes for the nine months ended March 31, 2012 and 2011 were $6,288,779 and $3,523,145, an increase of $2,765,634, or 78.5%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng (see Note 15 to the accompanying unaudited financial statements).

Net Income

We had a net income of $6,664,200 for the nine months ended March 31, 2012, as compared to net income of $12,238,716 for the nine months ended March 31, 2011, a decrease in net income of $5,574,516, or 45.5%. This translates into basic net income per common share of $0.37 and $0.72 and diluted net income per common share of $0.37 and $0.59, for the nine months ended March 31, 2012 and 2011, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $29,947,578 offset by an increase in selling, general and administrative expenses of $7,765,450, an increase in total other expenses of $10,574,332 resulting from mostly effective interest charges, and an increase in the tax provision of $2,765,634 this fiscal quarter compared to the same period in prior year.

Net income margin was 6.6% for the nine months ended March 31, 2012 compared to 20.3% for the same period last year, a decrease of 67.5%. The decrease in net income margin for the nine months ended March 31, 2012 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as effective interest charges and unamortized beneficial conversion features on convertible notes converted for a total of $8,718,722, as well as a non-cash net difference in deferred tax expense of $70,734. If we excluded such net gains, the net income margin would be 16.9% this fiscal quarter.

We had Non-GAAP net income of $16,679,719 for the nine months ended March 31, 2012, as compared to Non-GAAP net income of $10,270,944 for the nine months ended March 31, 2011, an increase in Non-GAAP net income of $6,426,775, or 62.6%. This translates into basic Non-GAAP net income per common share of $0.93 and $0.60, and Non-GAAP diluted net income per common share of $0.93 and $0.50, for the nine months ended March 31, 2012 and 2011, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $9,747,509 for the nine months ended March 31, 2012 compared to $1,029,487 for the same period in 2011.

Total other income for the nine months ended March 31, 2012 also comprised of a non-cash credit for fair value of warrants of $458,724.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2012, we had cash and cash equivalents of $23,044,256 and restricted cash of $328,823, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the nine months ended
	March 31
	2012 (unaudited)	2011
Net cash provided by operating activities	$15,770,702	$9,016,541
Net cash used in investing activities	(9,519,284)	(14,307,391)
Net cash provided by financing activities	3,240,921	(1,668,927)
Effect of foreign currency translation on cash and cash equivalents	207,491	476,212
Net increase (decrease) in cash and cash equivalent	$9,699,830	$(6,483,565)

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants. The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarters. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. Number of outstanding convertible notes was 5,225,000 as of March 31, 2012.  (See Note 11 to the accompanying unaudited financial statements).

Effective as of June 30, 2010, we entered into an Amendment and Agreement (the “A&A”) with the representative of the investors pursuant to which we agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the A&A, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by the Company of the Notes and the Warrants was added. In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Company common stock and Warrants representing, in the aggregate, 75% of the aggregate shares of the Company’s common stock underlying the Warrants have been exercised. On March 30, 2011, we entered into a Termination Agreement pursuant to which we and the representative of the investors agreed to terminate the A&A because, after further study, we concluded that the original purpose of the A&A (to mitigate the impact of certain non-cash embedded derivative liabilities associated with the Notes, Warrants and certain placement agent warrants) would not be achieved. Therefore, we determined and agreed with the representative of the investors to terminate the A&A and to thereby restore the Notes, Warrants and such placement agent warrants to their original terms.

On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).

See “Comparison of Nine months ended March 31, 2012 and 2011 – Cash Position” and “Obligations under Material Contracts” below for further discussion of our liquidity needs.

On April 3, 2012, the Company announced that it was in active discussions with Euro Pacific to (i) extend the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) maintain the interest rate on the Notes as an annual rate of 12% (or 6% for the Second Extended Period) (such amendments to the Note, the “Second Amendment”). In such announcement, the Company disclosed that to demonstrate the Company’s efforts to repay the Notes, the Company expected to repay 10% of the $10.45 million then due under the Notes by April 13, 2012 (the “Repayment”). In addition, as part of the contemplated Second Amendment, the Company was expected to establish an RMB denominated escrow account in China and to deposit into such escrow account the remaining outstanding amount of the Notes, which the Company will have no right to dispose of or use except for (i) conversion into US Dollars for the purpose of repayment of the Notes or (ii) releases from such Escrow Account from time to time in amounts equal to the decreases in the outstanding amount of the Notes, either by payments made by the Company or conversion of the Notes by Note holders.

On May 8, 2012, a Three Parties Fund Escrow Agreement (“Escrow Agreement”) was entered into among Yantai Shencaojishi Pharmaceuticals Co., Ltd., the wholly-owned subsidiary of the Company (“Yantai Shencaojishi”), Euro Pacific and Rural Credit Cooperative of Laishan District, Yantai City (the “Bank”). Pursuant to the Escrow Agreement, an RMB-denominated escrow account (the “Escrow Account”) was established with Bank and RMB 59 million (approximately $10.45 million) was deposited by Yantai Shencaojishi into the Escrow Account. On May 9, 2012, a Supplemental Agreement to the Escrow Agreement with details of the Escrow Account was entered into by the Company, Euro Pacific and the Bank. The Escrow Agreement provides that the Escrow Account will be managed by both the Company and Euro Pacific and that withdrawal of cash from the Escrow Account cannot be done without prior written consent from both the Company and Euro Pacific.

As of the date of this Quarterly Report on Form 10-Q, the Repayment is being processed and the Company expects to repay a portion of the Repayment by May 15, 2012 in the amount of approximately $314,000, which is equivalent to the amount of the first quarter 2012 interest payment on the Notes (calculated based on an annual rate of 12% as discussed above). In addition, the Company will make its best efforts to repay the reminder of the Repayment in the amount of approximately $731,000 as soon as possible but no later than June 30, 2012.

After the first payment of $314,000 described above is distributed to Note holders, the Company is expected to enter into the Second Amendment with Euro Pacific. A provision will be included in the Second Amendment that the Second Extended Period will automatically expire on June 30, 2012 and the outstanding balance of the Notes will become immediately due and payable if the reminder of the Repayment is not received and distributed to Note holders on June 30, 2012.

Comparison of nine months ended March 31, 2012 and 2011

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $15,770,702 for the nine months ended March 31, 2012 as compared to net cash provided by operating activities of $9,016,541 for the nine months ended March 31, 2011. The increase in net cash provided by operating activities, for the nine months ended March 31, 2012 compared to the same period 2011, was primarily due to decreased net income of $5.6 million, an increase of $9.0 million in the effective interest on convertible notes, increased $2.7 million in change in fair value of warrants, increased depreciation and amortization of $2.0 million, decreased accounts payable of $1.5 million, and increased prepayments of $1.0 million. We expect our cash flow from operating activities to maintain a positive flow due to our acquisition of Yantai Tianzheng and our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $9,519,284 for the nine months ended March 31, 2012 and $14,307,391 for the nine months ended March 31, 2011. The net increase in cash used in investing activities was due to a cash payment of approximately $9.7 million for our Yantai Tianzheng acquisition this first three quarter, offset by a cash receipt of $1.4 million from Yantai Tianzheng’s acquisition, prepayment of $0.6 million for property, plant and equipment and a cash payment of $0.5 million for property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $3,240,921 for the nine months ended March 31, 2012 as compared to net cash used in financing activities of $1,668,927 for the same period in 2011. The reason for the increase in cash provided by financing activities was due to a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO), offset by payments of $3.1 million for short-term bank loans.  Mr. Qu made a permanent equity capital contribution of approximately $6.3 million (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of March 31, 2012, we had cash of $23,044,256 as compared to $13,344,426 as of June 30, 2011, an increase of $9,699,830. This increase was due primarily to an increase in cash from operating activities of approximately $6.8 million, capital contribution from an equity holder of $6.3 million, and cash receipt of $1.4 million from our acquisition of Yantai Tianzheng offset by a cash payment of approximately $9.7 million for the Yantai Tianzheng acquisition, cash payments for the purchase of property, plant, and equipment of $0.5 million, and cash payments of $3.1 million for short term bank loans.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the completion of the acquisition of Yantai Tianzheng (currently $25.3 million is due within 12 months. The installment balances can be turned into bank loans with a two-years term at 6% annual interest rate); and

(ii)	the repayment our convertible promissory notes due April 5, 2012 (currently $10.45 million due).

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the nine months ended March 31, 2012.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$10,450,000	$10,450,000	$-	$-	$-
			-	-	-
Yantai Tianzheng acquisition	25,300,000	25,300,000	-	-	-
			-	-	-
Total Contractual Obligations:	$35,750,000	$35,750,000	$-	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of March 31, 2012.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the nine months ended March 31, 2012. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the quarterly period covered by this report, the management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

Based on this evaluation, the management have concluded that our disclosure controls and procedures were, due to certain material weaknesses in internal control and significant deficiencies on financial reporting discussed below, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated there under.

Material weakness

We identified two material weaknesses in the design and operation of our internal controls. The material weakness is related to (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the US (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (i) hire additional personnel with sufficient knowledge and experience in US GAAP; and (ii) provide ongoing training courses in US GAAP to existing personnel, including our Financial Controller in China.

These new remediation initiatives were be put into place in the fourth quarter of 2012. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

Significant deficiency

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness(within the meaning of PCAOB Auditing Standard No. 5) yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The significant deficiencies identified by the management continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC on September 28, 2011. As a result, the Certifying Officers and our board of directors are continuing to evaluate on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

The Company currently lacks an audit committee. Thus there is no independent supervision from an audit committee to select and oversee the Company's independent accountant; monitor the procedures for handling complaints regarding the Company's accounting practices; engage advisors; and ensure funding for the independent auditor and any outside advisors engaged by the audit committee.

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during the nine months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

The Company is hereby updating the following risk factor from its Annual Report on Form 10-K for the fiscal year ended June 30, 2011:

We have significant payment obligations associated with the Yantai Tianzheng acquisition and the Notes, and our cash flow may not be sufficient to meet such obligations when due.

As of March 31, 2012, we have outstanding balances of $12,000,000 due within 12 months in connection with the Yantai Tianzheng acquisition and $10.45 million due in connection with the Notes, which Notes had a maturity date of April 5, 2012. We currently believe that our available cash and funds we expect to generate from operations will enable us to operate our business and satisfy short term obligations through at least January 1, 2013. However, we are currently late in our Note payments, and although we are seeking to extend the maturity date of the Notes again to October 5, 2012, there is a significant risk that we will be unable to meet our payment requirements under the Yantai Tianzheng acquisition and the Notes given that we may not generate sufficient cash flow from operations or otherwise have access to outside financing on favorable terms, or at all. Moreover, we have experienced significant difficulty in converting Chinese RMB held by our subsidiaries into US Dollars which can be utilized to repay the Notes. If we are unable to meet our material financial obligations for these or other reasons, our business, financial condition or operating results would be materially affected.

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

Bohai Pharmaceuticals Group, Inc.

May 14, 2012	By:	/s/ Hongwei Qu
Hongwei Qu
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

