Form 10-K
period 2012-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2012-09-28
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ending June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0697405
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on December 31, 2011, as reported on the OTC Bulletin Board, was approximately $5,269,020.

As of September 28, 2012, there were 17,861,085 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the

Fiscal Year Ended June 30, 2012

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

☐	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng (a total of $25.3million is due); (ii) satisfy our obligations under our convertible notes due October 5, 2012 (currently $9,405,000 due) or (iii) otherwise to support our business plans;

☐	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;

☐	our ability to expand our product offerings and maintain the quality of our products;

☐	the availability of government granted rights to exclusively manufacture or co-manufacture our products;

☐	the availability of national healthcare reimbursement of our products;

☐	our ability to manage our expanding operations and continue to fill customers’ orders on time;

☐	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

☐	our ability to maintain or protect our intellectual property;

☐	our ability to maintain our proprietary technology;

☐	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

☐	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

☐	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

☐	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

-i-

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

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  Our initial operating subsidiary Bohai obtained Drug Approval Numbers (or DANs) for 29 varieties of traditional Chinese herbal medicines in 2004, and an additional 14 varieties in December 2010.  Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011.  We currently produce 19 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine.  Of these 19 products, 12 are prescription drugs and 7 are over the counter (or OTC) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products.  In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement.  In addition, one of our current products and four of our newly acquired formulas are currently included on the Chinese government's Essential Drug List (or EDL).  Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government.   Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products.  Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017and is currently on NDRL.

The Chinese government has previously awarded us exclusive rights to manufacture our Tongbi Capsules product.  We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (which we refer to herein as the Certificate of Protection) issued by the SFDA for Tongbi Capsules and Shangtongning Tablets, which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted the application to extend such protection period for Tongbi Capsules on March 12, 2009.  The SFDA approved our request and the protection period for Tongbi Capsules has been extended to September 13, 2016.  We have decided to not submit an extension of protection application for Shangtongning Tablets, but will continue to manufacture this product. The affection of no protected status is not going to affect our business significantly. Any producers, who want to produce the drug, need to apply to SFDA and the approval process is very strict and success rate is low.

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

We are focusing a significant portion of our marketing efforts on our Lung Nourishing Syrup and expect to continue this effort over the next several years.  Lung Nourishing Syrup( which we formerly referred to as “Lung Nourishing Cream”), an ingestible liquid product, is one of our most popular products, and its main ingredient, Laiyang Pear, to our knowledge, is not available in other similar pharmaceutical products.  We applied for a patent for Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis, which application was approved by the State Intellectual Property Office of the PRC on June 23, 2010.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007. Even the patent is expired, any producers who want to produce the same product, need to get approval from us, as long as we do not approve, no one can manufacture it. This means we are still the exclusive producer of Lung Nourishing Syrup. For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

Our business strategy also seeks to capitalize on new government programs established in early 2009 to extend health insurance coverage to previously uncovered Chinese citizens.  The PRC government’s new health care policies are also designed to encourage the use of TCM and its approach to wellness and treatment of disease.  As a result, the government continues to expand the number of TCMs eligible for reimbursement under national medical insurance programs.  This has resulted in medical professionals working in the state-run medical facilities to increasingly prescribe and recommend TCM products of the type we manufacture and market.  The state-run facilities provide the majority of medical care in China.  Three of our lead products, Lung Nourishing Syrup and Tongbi Capsules and Tablets, are eligible for insurance reimbursement coverage, with others expected to follow.  Currently public health officials in China are developing general consumer awareness of increasing problems and concerns with respiratory and lung health caused by pervasive national air pollution.  This nationwide epidemic is an unfortunate by-product of the robust development of China’s expansive manufacturing and industrial activities.  Increased air pollution is a cause and contributory factor to a range of acute respiratory illnesses including chronic conditions such as asthma.  As a result, we intend to significantly increase promotions for our Lung Nourishing Syrup.

As of the date of this Annual Report, we have approximately 805 employees operating from 21offices throughout China.  As we are committed to strong sales efforts, approximately 336 of our employees are sales representatives.

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

The Notes have been amended several times by agreement with Euro Pacific, as representative of the Investors.

On December 31, 2011, we entered into an amendment to the Notes with Euro Pacific which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).

In order to demonstrate our efforts to repay the Notes, we (through our Chinese subsidiary) and Euro Pacific established an RMB denominated escrow account in China with the Rural Credit Cooperative of Laishan District, Yantai City (the “Escrow Account”) into which we have deposited the remaining outstanding amount of the Notes ($9.4 million, denominated in RMB). We will have no right to dispose of or use the funds held in the Escrow Account except for (i) conversion into US Dollars for the purpose of repayment of the Notes or (ii) releases from such Escrow Account from time to time in amounts equal to the decreases in the outstanding amount of the Notes, either by payments made by us or conversion of the Notes by Note holders.

On May 15, 2012, we and Euro Pacific entered into a Second Amendment to the Notes (the “Second Amendment”) to extend the maturity date thereof from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) maintain the interest rate on the Notes at an annual rate of 12% (or 6% for the Second Extended Period).

On June 27, 2012, we and Euro Pacific entered into a Third Amendment to the Notes (the “Third Amendment”) to remove the limitations on our ability to incur debt, to incur liens or to make capital expenditures. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company is currently working with Euro Pacific as representative of the Investors on a fourth amendment to the Notes which would further extend the maturity date of the Notes from October 5, 2012 to January 5, 2013. As of the date of this Annual Report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of loan agreement. The Company can not predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restriction.

Registration Rights Agreement.  In connection with the private placement, we entered into Registration Rights Agreements (the “Registration Rights Agreement”) with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the Securities and Exchange Commission (“SEC”) for public resale.  We filed such registration statement with the SEC, and registration statement was declared effective by the SEC on August 12, 2010.

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

On June 24, 2011, the audit committee of our board of directors approved the dismissal of Parker Randall as our independent registered public accounting firm, effective as of June 28, 2011, and appointed Marcum Bernstein &Pinchuk LLP as our independent registered public accounting firm as of June 24, 2011.

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

 The purchase price to be paid for Yantai Tianzheng is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price has been or will be made in the following installments:

1.           The first cash payment in the aggregate amount of $ 6,000,000 was paid within 10 calendar days after the execution of the SPA.

2.           The second cash payment in the amount of $12,000,000 was payable within 6 months after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as the performance of all “transition period” obligations related to renewal or extension of material operational agreements and employment agreements. As of the date of this Annual Report, we have paid $3,700,000 of the second installment, with the remainder in the amount of 8,300,000 converted into a two-year term loan due on February 8, 2014 pursuant to Section 3.5 of the SPA as described below.

3.           The third cash payment of $12,000,000 bewas payable within 1 year after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as amendment or obtainment of certain certificates and license necessary for consummation of the transaction. This third installment was not paid and was converted into a two-year term loan due on August 8, 2014 pursuant to Section 3.5 of the SPA as described below.

4.           The fourth cash payment of $5,000,000 will be payable within 18 months after the execution of the SPA, subject to certain conditions.

In addition, each installment requires satisfaction of conditions applicable to its prior payment(s), completion of assignment of certain licenses or certificates, and absence of a material adverse change affecting Yantai Tianzheng during the respective installment periods. In the event that WFOE II fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan owed by WFOE II to the Shareholders of Yantai Tianzheng, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As long as such interest payments are made on a timely basis and the outstanding principal of such loan and interest are satisfied in full within 2 years after the applicable installment election date, WFOE II will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over Yantai Tianzheng. Furthermore, even in the event of non-payment by WFOE II of any principal or interest under the loans as described above, or in the event of any other breach or default by WFOE II of the SPA, the remedies of the former Yantai Tianzheng Shareholders against WFOE II are limited solely to monetary damages, and in all instances such Shareholders will have no right to reclaim ownership of YantaiTianzhengYantai Tianzheng or demand that WFOE II in any way revert control or legal ownership over the shares of YantaiTianzhengYantai Tianzheng back to such shareholders.

The acquisition of Yantai Tianzheng marked a major milestone for our Company.  The acquisition expanded our product lines and allows us to leverage our respective sales and distribution channels. Yantai Tianzheng’s current sales network spans over 14 major provinces as well as over 14 Tier 2 and Tier 3 cities, with products sold in over thousands of hospitals across China. In addition, Yantai Tianzheng brings additional manufacturing capacity which meets GMP standards and allows us to further expand our production.  We consolidated and integrated the two companies’ operations, which provided substantial improvement in the operating efficiency of the combined companies.

Intangible Asset Impairment

During the fourth quarter of our 2011 fiscal year, we determined that we will no longer manufacture or seek to develop a market for eight of our products due to a change of our business strategy resulting from our acquisition of Yantai Tianzheng.  As a result of this decision, the total cost of these eight products, in the amount of $635,442, was charged to non-cash impairment loss during the 4th quarter of the fiscal year ended June 30, 2011.  Even though we incurred an impairment loss for these eight products, we continue to retain a full ownership of these products and can still manufacture them at any time we deem desirable.

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

In addition, on December 7, 2009, Mr. Qu entered into a call option agreement (the “Call Option Agreement”) with Joshua Tan (“Tan”), the sole shareholder of Glory Period, a British Virgin Islands company, which was the majority shareholder of Chance High prior to the share exchange.  The Call Option Agreement became effective upon the closing of the Share Exchange.  Under the Call Option Agreement, Tan shall transfer up to 100% shares of Glory Period within the next 3 years to Qu for nominal consideration, which would give Qu indirect ownership of a significant percentage of our common stock.  The Call Option Agreement provides that Tan shall not dispose any of the shares of Glory Period without Qu’s prior written consent .

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation.  According to Helmut Kaiser Consultancy, in 2005, total sales revenue for Chinese herbal medicine manufactured in China was $13.6 billion which accounted for 25.8% of all medicine manufactured in China.  This segment had total profit of $1.76 billion which accounted for 29% of the total profit of the Chinese drug industry.  In 2006, there were approximately 1,400 Chinese herbal medicine manufacturers with an annual growth rate of 15%, much higher than the comparable period GDP growth.  According to China News, as a result of the increasing wealth of China and an aging population, it is estimated that by 2015, China will be the second largest market in the world☐the herbal medicine production value will exceed more than $887 billion.

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

Zhuangyuanshenhailong Medicinal Wine.  This liquid product is designed to promote kidney function and can be used to treat the weakness waist and knee fatigue, insomnia and forgetfulness.

Danqi Tablet.  This product is designed to improve blood circulation and can be used to treat blood stasis, cardio-thoracic pain, dizziness and headache, and menstrual pain.

Fukangning Tablet.  This product is designed to improve blood circulation and can be used to treat blood stasis, cardio-thoracic pain, dizziness, headache and menstrual pain.

BazhenYimu Cream.  This product is designed for menstruation conditioning and can be used to treat dizziness, palpitation, fatigue, weakness and other menstrual symptoms and can also be used to ease menstrual flow.

HuoxueShujin Ting.  This product is designed to promote blood circulation and relieve blood congestion, and can be used to treat pain in the waist and leg, numbness in the feet and hands and arthritis.

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

YangxueAnshen Tablets. This product is designed to improve blood circulation and to treat dizziness, palpitation, fatigue, weakness and other menstrual symptoms.

ShujinHuoxue Tablets. This product is designed to promote blood circulation and relieve blood congestion, and can be used to treat symptoms related to back pain, muscle paralysis, muscle spasm and acute or chronic sprain.

Fangfengtongsheng Granule. This product is used to treat fever, headache, constipation, measles and eczema.

Zhengxintai Capsule.  This product is used to improve kidney function and treat coronary artery disease and angina.

Tongmai Granule.  This product is used to treat ischemic heart and cerebrovascular diseases, arteriosclerosis and cerebral thrombosis

Bezoar Antipyrotic Tablet.  This product is used to heat detoxification eliminate heat from the body, swelling and pain.

Of our 19 products currently in production, 12 (Tongbi Tablets, Tongbi Capsules, Shangtongning Tablets, Danqi Tablets, HuoxueShunjin Ting, Compound Manshanhong Syrup, Sanqi Shang Tablets, ShujinHuoxue Tablets, Tongmai Granule, Fangfengtongsheng Granule and Zhengxintai Capsule) are available only through prescription.

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

Product Types

Bohai has five production lines for the manufacturing of medicines in five forms, including tablets, granules, capsules, syrup, and medicinal wine.  Our current production capacity is approximately:

☐	13.5 billion tablets and 3.7 billion capsules;

☐	30 million bags granules;

☐	20 million bottles/units of concentrated decoctions;

☐	15 million bottles/units of syrup;

☐	1 million bottles/units of tinctures; and

☐	1 million bottles/units medical wine.

We believe that during the fiscal year ended June 30, 2012, on average, we operated at approximately 50 % of our production capacity and we believe we are currently operating at approximately 60 % of capacity.  Yantai Tianzheng has annual production capacity of 4 billion tablets, 8 billion capsules and 6.4 billion bags of granules respectively and operated on average at 35 % of its production capacity for the period ended June 30, 2012.

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

During fiscal 2013, we expect to increase marketing and advertising of Tongbi Capsules and Tablets, which are formulated to treat various forms of arthritis.  Sales of our Tongbi medicines are expected to grow in fiscal 2013 due to its protective status and strong demands of drug consumption resulting from health insurance reform in China. In addition to the Tongbi medicines and the Lung Nourishing Syrup, other substantial contributors to our revenues include its Shangtongning Tablets which are also expected to grow in fiscal 2013 due to strong demands of drug consumption resulting from health insurance reform in China and our marketing efforts.  Sales of our OTC product BazhenYimu Cream, used to strengthen the immune system, the enhancement of physical strength and conditioning, are also projected to grow in fiscal 2013 due to strong demands of drug consumption resulting from health insurance reform in China.  As our Tongbi Capsule has been included in the EDL for Shangdong Province, we will focus our marketing efforts in the rural hospitals in other provinces such as Guangdong and Jiangsu during fiscal 2013.

We will continue to promote four products being sold by Yantai Tianzheng under its current marketing strategy combined with our existing national sales efforts.  In particular, we expect that sales from Yantai Tianzheng’s top two products (Fangfengtongsheng Granule and Zhengxintai Capsule) will continue to grow in 2013 due to their exclusive status and/or NDRL status.

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

Overview of the Chinese Market

The People’s Republic of China is undergoing the world’s most important and powerful economic transformation.  This transformation includes the confluence of its ancient culture with modern trends in business, technology and finance.  As a result, Chinese operating companies are capitalizing on unmatched growth opportunities in this evolving and growing marketplace.  Although average income is approximately one-tenth that of developed western nations, business growth and market reform-driven policies have given the country’s 1.37 billion citizens more purchasing power than ever.

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

Population and Aging

☐	The total population of China was 1.37 billion at the end of 2011, according to official government estimates.

☐	Due to improved healthcare, the elderly population of China is growing.

☐	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.

☐	China had 170 million elderly people in 2007 but will have an expected 230 million elderly by 2015 according to “Consumer Lifestyles in China: Consumer Trends, China’s Grey Population,” by Euromonitor, 2009.

☐	The proportion of the China’s population aged 65 and over will rise from just 10% of the overall population in 1995 to 22% by 2030, according to the World Bank.

☐	From 1995 to 2030 it is estimated that the ratio of working-age people to pensioners will decrease from 9.7:1 to 4.2:1. China’s national estimates vary slightly from World Bank figures, but still show in increase in the proportion of the population over 65 years from 7% in 2000 to 9.4% in 2007, according to China Country Profile 2009, The Economist Intelligence Unit Ltd.

Government Policies in Health Care and TCM.  In April of 2009 the PRC government implemented a new national medical and health plan.  Among other features, this new plan extended national medical insurance coverage to China’s rural areas, where the bulk of the population resides.  This expanded coverage will eventually encompass virtually all of China’s 1.37 billion citizens, greatly expanding the market for TCM pharmaceuticals, as well as other health care products and services.   This has led to massive potential for increased sales growth for Bohai and other providers of TCM pharmaceutical products.

According to Reuters, by 2011, the PRC government’s health care investment will reach $1400 billion , compared with $96 billion for 2008.

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

 Decreased Competition.  According to the Information Office of the State Council of the PRC, prior to 2009, there were approximately 6,000 Chinese pharmaceutical manufacturers.  That number is being significantly reduced through both marketplace attrition and direct government involvement, decreasing competition and increasing potential sales opportunities for the surviving companies.  Other companies are expected to fail through lack of size and innovative and aggressive management.  According to a 2009 report published by KMPG, of the approximately 4,500 pharmaceutical companies in China, the majority are small players with limited local market reach, and rapid consolidation between medium and large players in the sector is anticipated since the Chinese government has been encouraging industry consolidation with an effort to improve the Good Manufacturing Practice (GMP) standard, enforce GMP certification and to better control the pricing of drugs.

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

Our strategic initiatives include the following:

Grow Hospital Presence.  We have targeted over 500 hospitals in 100 locations throughout China for direct marketing of Bohai products.  As part of this initiative, our sales team will expand its marketing activities to educate hospital personnel about our product lines and train hospital employees in the preventative and curative qualities of these products.  The initial focus will capitalize on the best known and most popular of our products, such as Tongbi capsules and Shangtongning tablets, using these as door-openers for our other medicines.

The average marketing cost to “open” each hospital to our products is $1,500.  For our base Bohai business, we are currently targeting the following provinces and the number of hospitals in such provinces indicted below:

Cities	Number of Hospitals
Zhejiang	50
Jiangsu	30
Anhui	30
Shandong	50
Sichuan	30
Hunan	30
Fujian	120
Shanghai	40
Hubei	20
Guangdong	80
Chongqing	20

Build Awareness of the Lung Nourishing Syrup.  We allocated a significant portion of the proceeds from our January 2010 private placement for brand-building and continue to dedicate resources to these efforts.  We will continue to primarily target consumers through television and print advertising to expand awareness of the uses and effectiveness of our Lung Nourishing Syrup.  Our advertising targets smokers and workers with occupational diseases as well as city dwellers exposed to smog.

There is no budgeted TV ad spending for Lung Nourishing Syrup in our fiscal year 2013. By the end of our fiscal year 2012, we added more than 300 level 2 hospitals and more than 20 new drug store chains to our national network of retail locations in China currently selling our Lung Nourishing Syrup.  As a result, we now sell Lung Nourishing Syrup in more than 1,900 level 2 hospitals and more than 56 drug store chains across China.

Expand to Rural Areas.  We expect to execute a comprehensive marketing campaign targeting 160 rural counties as a result of the national government’s emphasis on expansion of healthcare and health insurance into the country’s rural areas.  We plan on starting our rural marketing in Guangdong, Jiangsu, shanghai and Hubei.  Our sales team will market its products to pharmacies, hospitals, physicians, herbal medicine experts, media outlets and other opinion leaders in these rural areas.  The main purpose is to be listed in the New Rural Cooperative Medical Directory which is farmer-friendly and assists these rural dwellers with reimbursement of medical expenses.

Generally, the marketing cost of this professional relationship-building with each rural county is $3,000. Total estimated marketing costs in the New Rural Cooperative Medical Directory could be in excess of $1,000,000. We plan to continue our efforts in hiring additional sale people under our current strategy as national health reform continue to focus in the rural areas.  All of these sales and marketing initiatives will involve both OTC and prescribed products.

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

Competitive Advantages

We believe there are several key factors that will continue to differentiate us from our competition in the PRC:

☐	“Protected” Status of Key Bohai Product. One of our lead products (Tongbi Capsules) currently enjoys exclusive protected status by the PRC government. We have submitted an application for extending the protection period for this product. This status regulates competition, granting us exclusive or near-exclusive rights to manufacture and sell the protected products. SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. We submitted to the SFDA our request for renewal of the protected status for Zhengxintai Capsule on February 26, 2010, and such protection period has been extended to August 2017. We are in the process of applying for protected status for Fangfengtongsheng Granule, and such application was received by SFDA on June 30, 2010.

☐	Patent Granted for Lead Product. We have received a patent in the PRC for our Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis. The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007. For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health. We believe this represents an exceptional market opportunity.

☐	Insurance Coverage for Lead Bohai Products. Five of our lead products, Lung Nourishing Syrup, Tongbi Capsules and Tablets, Fangfengtongsheng Granule and Zhengxintai Capsule, are listed in the Catalogue Eligible for Medicine Reimbursement as of November 30, 2009. This means that these medicines are eligible for reimbursement under the national health insurance. We will seek to have additional (approximately 2-3) products listed in the catalogue.

☐	Low Development Costs. We enjoy relatively low research and development (including acquisition) costs for our TCM products compared with western pharmaceuticals as our products are derived from recognized formulas.

☐	Effective Sales Force. We maintain a highly trained sales force of approximately 354 people as of the date of this Annual Report.

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

Our principal suppliers include Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medicine Purchasing and Supply Station, Anguo Jinkangdi Chinese Herbal Medicine Co., Ltd., and Yantai Yingli Trading Co., Ltd.  In the fiscal year ended June 30, 2012, two suppliers each accounted for 13.2% and 16.2% of our purchases of raw materials, and currently one supplier accounts for over 15 % of our purchases of raw materials. Approximately 45% of the raw material is purchased from Anhui Dechang Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medicine Purchasing and Supply Station, Anguo Jinkangdi Chinese Herbal Medicine Co., Ltd and Yantai Yingli Trading Co., Ltd.

Yantai Tianzheng’s major suppliers are Anhui Dechange Pharmaceutical Tablet Co., Ltd., Shandong Yantai Medical Materials Purchasing and Supply Station and Dalian Ronghua Color Print Packaging Co., Ltd. Approximately 50% of the raw material used by Yantai Tianzheng was purchased from Shandong Yantai Medicine Purchasing and Supply Station and Anhui Dechang Pharmaceutical.

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

The research and development process includes qualitative research, preparation for production and other miscellaneous costs.  We intend to introduce one new product by 2014 which is currently identified as a Shujin Pain Relief soft capsule.  The total cost to develop this product is not expected to exceed $1,500,000.  We may also seek to acquire new products through acquisitions of other TCM companies in the future.

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

Through stringent application of GMP standards, the PRC government has reduced the number of marginal medicine manufacturers by one-third, from 6,000 to 4,000.  The new GMP standards established in 2011 could potentially eliminate additional 500 medicine manufacturers.  It is expected that TCM and pharmaceutical companies such as ours that have received full GMP approval by the government will enjoy the competitive benefits of their strict adherence to quality control, safety, health and manufacturing standards.

Our advanced and mechanized facilities utilize controlled, clean-room procedures with sophisticated water filtration and materials processing systems.  The manufacturing staff consists of approximately 405 production employees and approximately 19 quality control inspectors as of June 30, 2012.  We believe that we operated at approximately 60% of our manufacturing capacity during as of June 30, 2012.

In February 2010, we acquired land use right for a parcel of land totaling 333,335 square meters in YantaiCity which we may use to expand our manufacturing capability.

Marketing, Sales and Distribution

Bohai’s products are sold either by prescription through hospitals or Over the Counter (OTC) through hospitals, local pharmacies and retail drug store chains. Sales and distribution are managed and executed by approximately 336 sales representatives located in 21 offices throughout China as of June 30, 2012. These employees are trained in all details of each product and are encouraged to develop strong ties with physicians, hospitals and pharmacies in their local areas.

Our distribution and marketing initiatives for the next several years will be focused on achieving the following goals:

Expand hospital presence.  We intend to further develop business in over 500 hospitals in provinces we already serve including Shandong, Zhejiang, Jiangsu, Anhui, Sichuan, Hubei and other provinces.  We believe that we will generate additional revenue from the newly developed hospitals in those provinces.  During the fiscal year ended June 30, 2012, we added more than 300level 2 hospitals and more than 20 new drug store chains to its national network of retail locations in China currently selling our Lung Nourishing Syrup. As a result, we now sells Lung Nourishing Syrup in approximately 1,900 level 2 hospitals and 56 drug store chains across China.   Currently, we sell our products to more than 16,000 hospitals, medical centers and 66 drug stores in more than 21 provinces and special districts in China.

Expand distribution to the rural market.  We believe that the Chinese government’s expansion in 2009 of national medical insurance reimbursement coverage to the rural population provides us with new and largely untapped markets.  Some of our products, namely Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, have been listed in government’s New National Medical Insurance Catalogue in Shandong and Anhui Province as of November 30, 2009, and we expect to gain a competitive advantage in these newly accessible rural markets.  With the addition of more than 6,500 level 2 hospitals、 medical centers and 30 drug store chains to our national distribution network during the fiscal year ended June 30, 2012, we expect considerable growth in our sales in the rural market.

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

Acquisition of Yantai Tianzheng. Part of our ongoing marketing strategy is to consolidate Yantai Tianzheng’s sales team and distribution network with our own.  Together, we sell 19 products to more than 16,000 hospitals 、medical centers and 66 drug stores in China by working with more than 100 distributors and 300 plus sale people.  The consolidation process for the two companies has been completed by the end of this fiscal year.

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

We obtained a Drug Approval Number for each of our products in 2004. The valid terms of such Drug Approval Numbers have been extended through September 2015.

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

Environment Regulation

As of the date of this Annual Report, we believe we are in compliance with the Environmental Protection Law of the PRC, as well as applicable local regulations (including the City of Yantai, where both Bohai and Yantai Tianzheng are located).  In addition to compliance with PRC laws and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.  Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.  In the event we fail to comply with applicable laws, we may be subject to penalties.

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

Yantai Tianzheng owns a land use right for a total area of 32,884 square meters at its current headquarters located at 9 Tengen Road, Laishan District, Yantai, China 264003. Its manufacturing facility has a total area of 10,908.83 square meters (approximately 117,422 square feet) that also meets or exceeds the latest GMP.

Employees

Substantially all of our employees are located in China.  As of the date of this Annual Report, we have approximately 805 employees, including approximately 336 sales representatives, operating from 21 offices throughout China.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

 We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, we contributed approximately $82,586, $113,575, and $$326,117 for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.  We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Contractual Arrangements with Bohai and its Shareholders

On January 9, 2008, our Company was incorporated under the laws of the State of Nevada under the name Link Resources Inc. On July 2, 2009, we established our wholly owned subsidiary, Chance High International Limited., in Hong Kong. Other than the Company equity interest in Chance High, the Company does not own any assets or conduct any operations. On November 23, 2009, Chance High established one wholly owned subsidiary, YantaiShencaojishi Pharmaceuticals Co., Ltd. (“WFOE” or “Shencaojishi”) in Yantai, Shandong Province of PRC. Other than Shencaojishi, Chance High does not own any assets or conduct any operations. Shencaojishi was formed to operate YantaiBohai Pharmaceuticals Group, Inc. (the “Domestic Company” or “YantaiBohai”) by contract.

On December 7, 2009, the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. HongweiQu, Jianwei Wang and Lu Liang (the “Bohai Shareholders”).  Pursuant to the VIE Agreements, WFOE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WFOE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s Shareholders have pledged their rights, titles and equity interest in Bohai as security for WFOE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WFOE’s rights to control and operate Bohai, Bohai’s Shareholders granted WFOE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.  Accordingly, we have consolidated Bohai’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. GAAP following the date of the agreements and combined such results prior to the date of the agreements.

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

Consulting Service Agreement.Bohai and the WFOE has entered into a Consulting Services Agreement, which provides that the WFOE will be the exclusive provider of technology services to Bohai and Bohai will pay all of its net income based on the quarterly financial statements to the WFOE for such services.  Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”

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

Our limited operating history in the traditional Chinese herbal medicines industry may not provide a meaningful basis for evaluating our business.  Bohai entered into its current line of business in September 2004 .  Although Bohai’s revenues have grown rapidly since its inception, we cannot guarantee that we will maintain revenue growth or profitability or that we will not incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

☐	obtain sufficient working capital to support our expansion;

☐	maintain or protect our intellectual property;

☐	maintain our proprietary technology;

☐	expand our product offerings and maintain the quality of our products;

☐	manage our expanding operations and continue to fill customers’ orders on time;

☐	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

☐	implement our product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

☐	integrate any future acquisitions; and

☐	anticipate and adapt to changing conditions in the Chinese herbal medicines industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

We will likely need to raise additional funds in the future to pay or debts and grow our business, which funds may not be available on acceptable terms or at all.

We believe that our cash on hand, together with cash generated from our operations, will be sufficient to fund our projected operations for at least the next 12 months.  It is likely however that in the future we will require substantial funds in order to:

☐	pay down the principal and interest on our convertible notes, as amended, which are due October 5, 2012, the principal amount of which is $9,405,000 as of the date of this Annual Report;

☐	fund our remaining obligations under our Yantai Tianzheng acquisition, which amounts to $25,300,000as of the date of this Annual Report;

☐	fund ongoing operating expenses;

☐	fund our plans to continue the development of our manufacturing, marketing and sales capabilities; and

☐	consider and fund strategic acquisitions in the fragmented TCM market in China; and

☐	cover public company costs.

Without enough funds, we may not be able to meet these goals.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. However, as with many Chinese companies and given difficult market conditions generally, we have found it difficult to raise outside funding.

You should also be aware that in the future:

☐	We cannot be certain that additional capital will be available on favorable terms, if at all;

☐	Any available additional financing may not be adequate to meet our goals; and

☐	Any equity financing would result in dilution to our shareholders.

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

Pursuant to the SPA, the purchase price to be paid by WFOE II for the Shares is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price is payable in cash in four installments within 18 months after the execution of the SPA.  As of the date of this Annual Report, we have paid the initial installment of $6,000,000.  The remaining three installments will be due within 6 months, 12 months, and 18 months after the execution of the SPA in the amount of $12 million, $12 million, and $5 million, respectively. In the event that YantanNirui fails to pay any of the installments when due (such date, the “Conversion Date”), such outstanding installment will be automatically converted into a two-year term loan owed by WFOE II to the Shareholders (a “Conversion Loan”), with interest accruing on any unpaid portion of such Conversion Loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum.  As long as such interest payments are made on a timely basis and the outstanding principal of such Conversion Loan and interest are satisfied in full within 2 years after the Conversion Date, WFOE II will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over the Shares.  Furthermore, in the event of non-payment by WFOE II of any principal or interest under the loans as described above, or in the event of any other breach or default by WFOE II of the SPA, the Tianzheng Shareholders remedies against Yantai Nirui are limited solely to monetary damages, and in all instances the Shareholders will have no right to reclaim ownership of the Shares or demand that WFOE II in any way revert control or legal ownership over the Shares back to the Shareholders. As of the date of this Annual Report, we have paid $9,700,000 of the purchase price, and portion of the second installment and the third installment in the aggregate amount of $20,300,000 was converted into Conversion Loans due on February 8, 2014 and August 8, 2014, respectively. The last installment of $5 million is currently outstanding and due on February 8, 2013.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital funding (either through debt or equity issuances) necessary to meet our payment requirements under the SPA and the Conversion Loan.  However, there is a significant risk that we may not generate sufficient cash flow from operations or otherwise have access to financing on favorable terms, or at all. Failure to make the last installment payment and the Conversion Loan payments when due would result in an event of default with respect to such obligations and could result in substantial monetary damages and would likely materially disrupt our Yantai Tianzheng business, which could cause a material deterioration in our financial condition or operating results.

We have significant payment obligations under the Notes due October 5, 2012, and we continue to face difficulties in converting our cash on hand from RMB to US Dollars in order to make payment under the Notes. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of the date of this Report, we have outstanding Notes in the aggregate amount of approximately $9,405,000, all of which are due October 5, 2012.  We had previously established an RMB denominated escrow account in China and deposited into such escrow account the remaining outstanding amount of the Notes. As of the date of this Report, the escrow account remains in place and we continue to work on converting RMB to Dollars in order to make payments under the Notes.  However, we expect that we will not be able to accomplish this by October 5, 2012, the conclusion date of the Second Extended Period, and we expect to enter into an amendment to the Note to further extend its maturity date. We will continue to work with Euro Pacific on this matter and will continue our efforts in order to meet our obligations to the Note holders. However, there is no assurance that an amendment will be entered into before the due date, and any non-payment of the Notes when due would constitute an event of default under the Notes. In such event, we might be subject to, among other things, non-payment claims of the Noteholders, and our financial condition may be adversely affected.

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

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.8%, 9.1%, 16.6%, 10.6% and 18.3%, respectively, of total sales as of June 30, 2012. We expect that a significant portion of our future revenue will continue to be derived from sales of these four products.  If one or more of these products were to become subject to a problem such as loss of Certificates of Protected Variety of Traditional Chinese Medicine, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the negative impact on our revenues could be significant.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  These certificates expired in September 2009, and the SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. Fangfengtongsheng granule is in the process of applying for protection status and its application for protected status was received by SFDA on June 30, 2010. Zhengxintai renewed its protected status in January 2012 and will expire on August 9, 2017. We cannot assure you that we will be granted or will be able to renew the Certificate of Protected Variety of Traditional Chinese Medicine in the future and our failure to obtain such protection, or the loss of such protection, will have a material adverse effect on our revenues.  If we are unable to obtain or maintain such approvals, these products can be manufactured and sold by other pharmaceutical manufacturers in China once the relevant protection periods lapse, which would increase our competition and potentially have an adverse effect on our sales.

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

According to SFDA in China, there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP”).  After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production.  Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations.  As of the end of 2010, there were 19,000 enterprises manufacturing medicines and formulation in China.  The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market.  Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our business depends and will depend substantially on the continuing efforts of our present and future executive officers, and our business may be severely disrupted if we lose, are unable to obtain or unable to replace their services.

Our future prospects depend substantially on the continued services of our President, Chief Executive Officer, and Chairman of the Board, Mr. Qu.  We have no employment agreement with Mr. Qu and do not maintain key man life insurance on Mr. Qu’s life.  We also have other corporate officers and key employees, and if Mr. Qu or one or more of our future executive officers or key employees are unable or unwilling to continue in their positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

We do not presently rely on research and development activities as our business is focused on expanding sales of our existing products.  However, in the future, the research and development of new products may play an important role for our company.  Development of new products requires significant research, development and clinical testing efforts, and we currently have limited resources to devote to and limited capabilities to conduct the development of new products.  We have only one full-time employee who is engaged in research and development, so we mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that we undertake.  If research and development activities become more important for us, and if we or third parties that we retain are unable to perform research and development successfully, our business and results of operations could be negatively impacted. There was no research and development expenses occurred for the year ended of June 30, 2012.

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

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

☐	the commercialization of our products could be adversely affected;

☐	any competitive advantages of the products could be diminished; and

☐	revenue or collaborative milestones from the products could be reduced or delayed.

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

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (the “Certificate of Protection”) issued by SFDA for two of our products, Tongbi Capsules and Shangtongning Tablets. The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted application to extend the protection period for Tongbi Capsules to extend such protection period on March 12, 2009 and such protection period was extended till September 13, 2016.  We have decided not to submit extension application of Shangtongning Tablets, because the SFDA will not approve a Certificate of Protection for Shangtongning Tablets or any other products that are currently produced by more than three manufacturers in China according to applicable Chinese SFDA regulations.  Fangfengtongsheng granule is in the process of applying for protection status and its application for protected status was received by SFDA on June 30, 2010. Zhengxintai capsule renewed its protected status in January 2012 and will expire on August 9, 2017. The loss of the Certificate of Protection for our product Shangtongning Tablets, may grant other manufactures the right to produce similar products, which would result in the loss of competitive advantage and could adversely impact our sales results.

Our failure to fully comply with PRC labor laws, including laws relating to social insurance, may expose us to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.  For example, we are currently paying social insurance for our 289 full-time employees.  We also currently have approximately 336 sales representatives that we believe we are not required to pay social insurance for as these sales representatives are not legally employees of ours, but are rather independent contractors. We have not paid social insurance for 516 of our full-time employees whose personal identification files cannot be transferred to us since they are not registered residents in Yantai, Shandong Province, and as an alternative we have paid these employees compensation included in their monthly salary with an amount equals to the amount of monthly social insurance that we are required to pay and the employees could pay the social insurance by themselves.  We believe these employees have been covered by social insurance and we are not required to make any contributions to the government in addition to the amount we have paid to these employees.  However, our interpretation of these requirements may be wrong, and the PRC regulatory authorities may not take the same view as we do on this subject.  If the PRC regulatory authorities take the view that we are required to pay social insurance for our independent contractors or other employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply.  In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.  The total cost of these payments and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

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

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls as of the date of this Annual Report and we prices our medicines well under government-mandated caps. There is no assurance that whether our other products will remain unaffected by the price control.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

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

There are risks involved with the operation of Bohai under the VIE Agreements.  We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

☐	imposing economic penalties;

☐	discontinuing or restricting the operations of WFOE or Bohai;

☐	imposing conditions or requirements in respect of the VIE Agreements with which WFOE may not be able to comply;

☐	requiring us to restructure the relevant ownership structure or operations;

☐	taking other regulatory or enforcement actions that could adversely affect our business; and

☐	revoking the business license and/or the licenses or certificates of WFOE, and/or voiding the VIE Agreements.

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

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends, and the restrictions may cause a delay in payment of interest or principal on the Notes.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency denominated capital into Renminbi and restricting the use of such converted Renminbi. SAFE promulgated Circular 45 on November 16, 2011 in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, a foreign-invested company can only use Renminbi converted from foreign currency denominated capital for purposes within its business scope, as approved by the applicable governmental authorities. In addition, Circular 142 and Circular 45 provide that a foreign-invested company may not use such converted Renminbi for equity investments in the PRC unless its business license specifically includes equity investments within its business scope.

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  If we borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our company by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our ability to obtain foreign exchange through debt or equity financing. In particular, on April 3, 2012, we entered into an amendment to the Notes to extend the maturity date of the Notes from April 5 to October 5, 2012, because we faced (and continue to face) difficulties in converting our cash on hand from RMB to US Dollars and in turn remitting such amount outside China for purpose of the Note payments. We cannot assure you that this issue will not continue in the future.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

Risks Related to Our Common Stock

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like ours which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations.

It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price, although we believe our stock price and investor following have suffered and may continue to suffer as a result of the scrutiny of Chinese companies like ours. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

Although our common stock is listed for quotation on the OTCQB, operated by OTC Markets Group, Inc., there has been only limited trading in our stock.  Trading in our common stock may not fully evolve for a variety of reasons, and even if a market for our stock develops, it may continue to be limited.  Even if a market for our common stock does develop, there is a risk that a meaningful, consistent and liquid trading market may not develop.  Moreover, stocks with limited trading markets have historically experienced extreme price and volume fluctuations and have particularly affected the market prices of many smaller companies like us.  Our common stock is thus expected to be subject to significant volatility when and if meaningful trading commences.  In addition, sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

‚	Investors may have difficulty buying and selling or obtaining market quotations;

‚	Market visibility for our common stock may be limited; and

‚	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTCQB is unorganized, inter-dealers, over-the-counter markets that provides significantly less liquidity than NASDAQ or the NYSE AMEX.  No assurances can be given that we will ever obtain a listing for our securities on a senior exchange.  The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations due to factors such as:

‚	the perception of US investors and regulators of US-listed Chinese companies;

‚	actual or anticipated fluctuations in our quarterly operating results;

‚	changes in financial estimates by securities research analysts;

‚	conditions in pharmaceutical markets;

‚	changes in the economic performance or market valuations of other pharmaceutical companies;

‚	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

addition or departure of key personnel;

‚	fluctuations of exchange rates between RMB and the U.S. dollar;

‚	intellectual property or other litigation; and

‚	general economic or political conditions in China.

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

Pursuant to the terms of the Registration Rights Agreement and Securities Purchase Agreement, we agreed to file a registration statement with the SEC to register the common stock underlying the Notes, Warrants and Placement Agent Warrants for public resale.  All of such shares may be freely sold and transferred following conversion or exercise of the Notes and Warrants if such registration statement remains effective.  Additionally, concurrently with the closing of the Private Placement, we engaged in a Share Exchange, and following the Share Exchange, the former shareholders of Chance High (other than Glory Period) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to such registration statement or SEC Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this annual report, 1% of our issued and outstanding shares of common stock equal approximately 17,861,085 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Our common stock, which is currently quoted for trading on OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

PART II

Item 5.   Market for Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information.

Our common stock was listed for quotation on the OTCBB and the OTCQB under the symbol “BOPH.” From January 9, 2008 until February 8, 2010, our common stock was listed for quotation on the OTCBB under the symbol “LINK”.  Starting July 24, 2012, our common stock is listed for quotation on the OTCQB only. The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTCBB/OTCQB.  Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2012 by Quarter
July 1, 2011 - September 30, 2011	$1.00	0.75
October 1, 2011 - December 31, 2011	$0.89	0.36
January, 2012 - March 31, 2012	$0.48	0.20
April 1, 2012 – June 30, 2012	$0.55	0.27

2011 by Quarter
July 1, 2010 - September 30, 2010	$2.40	$1.26
October 1, 2010 - December 31, 2010	$2.30	$1.70
January, 2011 - March 31, 2011	$2.20	$1.65
April 1, 2011 – June 30, 2011	$1.70	$0.95

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

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our audited consolidated financial statements for the twelve months ended June 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this Annual Report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

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

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, one of our current products and four of our newly acquired formulas are currently included on the Chinese government's Essential Drug List (or EDL). Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL, and Zhengxintai Capsule has renewed its protective status to August 2017 and is currently under the NDRL.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortization of the beneficial conversion features in our convertible notes and the effective interest charges on our convertible notes, stock-based compensation, and deferred income tax expenses as shown in the chart below in the aggregate net amount of $9,465,207 and $(2,234,879) income/(expenses) for the twelve months ended June 30, 2012 and 2011, respectively.

Management believes that these Non-GAAP financial measures are useful to investors in that they provide supplemental information to intend to enhance our investors’ understanding of the underlying business trends and operating performance of our Company. We use these Non-GAAP financial measures to evaluate operating performance.  However, Non-GAAP financial measures should not be considered as either a substitute or alternative measurement of net income or any other performance measures derived in accordance with GAAP.

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the fiscal years ended June 30, 2012 and 2011:

	Twelve Months Ended
	June 30,
					Increase
	2012		2011		(Decrease)
Net income available to Common shareholders -GAAP	$9,648,025		$14,004,875		$(4,356,850)
Add Back (Subtract):
Change in fair value of warrants	273,369	(a)	(4,544,061	)(a)	4,817,430
Amortization of beneficial conversion features on convertible notes converted	9,317,897	(a)	1,029,487	(a)	8,288,410
Change in Option and Equity Based Compensation	44,000	(b)	209,527	(b)	(165,527)
Deferred income tax expenses - indefinite intangible assets	(170,059	)(c)	1,070,168	(c)	(1,240,227)
Adjusted net income available to Common shareholders -non-GAAP	$19,113,232		$11,769,996		$7,343,236
Net income margins -non-GAAP	13.91%		14.47%		(0.56)%
Basic earning per share – GAAP	$0.54		$0.81		$(0.27)
Add back (Subtract):
Change in fair value of warrants	0.02	(a)	(0.26	)(a)	0.28
Amortization of beneficial conversion features on convertible notes converted	0.52	(a)	0.06	(a)	0.46
Change in Option and Equity Based Compensation	0.00	(b)	0.01	(b)	(0.01)
Deferred tax expenses - indefinite intangible assets	(0.01	)(c)	0.06	(c)	(0.07)
Adjusted basic earning per share non-GAAP	$1.07		$0.68		$0.39

Diluted earning per share-GAAP	$0.54		$0.75		$(0.21)
Add back (Subtract):
Change in fair value of warrants	0.02	(a)	(0.20	)(a)	0.22
Amortization of beneficial conversion features on convertible notes converted	0.52	(a)	0.05	(a)	0.47
Change in Option and Equity Based Compensation	0.00	(b)	0.01	(b)	(0.01)
Deferred tax expenses - indefinite intangible assets	(0.01	)(c)	0.05	(c)	(0.06)
Adjusted diluted earning per share non-GAAP	$1.07		$0.66		$0.41

Weighted average number of shares
Basic	17,861,085		17,198,917
Diluted	17,861,085		22,423,917

(a)	We adopted the provisions of FASB accounting standard, ASC 815, which provides standards with respect to determine whether an instrument (or embedded feature) is indexed to an entity’s own stock (See note 14). As a result of these measurements, we recognized non-cash credits of $(273,369) and $4,544,061 for the twelve months ended June 30, 2012 and 2011, respectively, from changes in fair value for investor and agent warrants and non-cash charges of $9,317,897 and $1,029,487 for the twelve months ended June 30, 2012 and 2011, respectively, for unamortized beneficial conversion features on convertible notes converted.

(b)	We adopted stock-based compensation expense pursuant to FASB’s accounting standard regarding stock compensation which requires us to measure compensation cost for consultants and stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under ASC Topic 718, our expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the twelve months ended June 30, 2012 and 2011, we recognized $44,000 and $182,500 of restricted stock as compensation expense. For the twelve months ended June 30, 2012 and 2011, we recognized $0 and $27,027, respectably as compensation expenses for our stock option plan.

(c)	We adopted the provisions of FASB accounting standard, ASC 350, which provides standards with respect to the deferred tax liability for indefinite intangible assets and FASB accounting standard, ASC 360, which provides standards with respect to accounting for the impairment or disposal of long-lived assets. As a result of these measurements, we recognized net non-cash deferred tax charges of $(170,059) and $434,726 for the twelve months ended June 30, 2012 and 2011, respectively, from deferred tax expenses and impairment losses of $0 and $635,442 for the twelve months ended June 30, 2012 and 2011, respectively.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the twelve months ended
	June 30,
	2012	2011
Lung Nourishing Syrup	16.6%	26.2%
Tongbi Capsules	22.8%	27.4%
Tongbi Tablets	9.1%	14.4%
Zhengxintai Capsule	10.6%	-%
Fangfengtongsheng Granule	18.3%	-%
Other Products	22.6%	32.0%
Total Sales	100%	100%

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

Financial Highlights

☐	Net revenues for the twelve months ended June 30, 2012 increased 68.9% to $137.4 million compared to the same period in 2011.

o	68% of net revenues was from Bohai and 32% was from Yantai Tianzheng this fiscal year compared to the last fiscal year.

o	Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented over 77.4% of our total net revenues for the twelve months ended June 30, 2012, respectively.

o	78% of net revenue was derived from sales of prescription products and 22% was from Over-the-Counter products for the twelve months ended June 30, 2012.

☐	Non-GAAP net income for the twelve months ended June 30, 2012 increased 62.4% to $19.1 million compared to the same period in 2011. The difference was mainly due to increased net income offset by net increase in change in fair value of warrants of $4.8 million in the twelve months ended June 30, 2012 compared to the same period in last year and change in Amortization of beneficial conversion features on convertible notes converted of $8.3 million in the twelve months ended June 30,2012 compared to the same period in last year. (See above Use of Non-GAAP Financial Measures). GAAP net income for the twelve months ended June 30, 2012 decreased 31.1% to $9.6 million compared to the same period in 2011.

o	Income from operations increased 55.4% to $28.4 million this fiscal year compared to the last fiscal year.

o	Net income margin decreased from 17.2% for the twelve months ended June 30, 2011 to 7.0% for the twelve months ended June 30, 2012. The decrease was mainly due to the net increase in certain non-cash activities such as effective interest charges from convertible notes and deferred income tax expenses as well as increase in selling related expenses.

o	Included in the net income this fiscal year ended June 30, 2012 were a non-cash charge in deferred income tax expenses of $0.8 million, and a non-cash credit of $0.3 million in changes in fair value of warrants.

☐	Basic and diluted earnings per share were $0.54 and $0.54 for the twelve months ended June 30, 2012.

o	Non-GAAP Diluted earnings per share increased 62.1% to $1.07 for the twelve months ended June 30, 2012 compared to the same period in 2011.

o	Non-GAAP Basic earnings per share increased 57.4% to $1.07 for the twelve months ended June 30, 2012 compared to the same period in 2011.

☐	Including restricted cash, our total cash balance was $27.8 million as of June 30, 2012 and cash flow from operating activities was $20.6 million for the twelve months ended June 30, 2012.

o	Total cash and cash equivalents increased by $5.0 million for the twelve months ended June 30, 2012 compared to June 30, 2011.

o	Major cash payment activities for the twelve months ended June 30, 2012 included $3.1 million for the repayment of short term bank loans and $9.7 million paid for acquisition.

Operating Results

Comparison of the twelve months ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the twelve months ended June 30, 2012 and 2011, in US dollars:

	For The Twelve Months Ended
	June 30,
				Percentage
	2012	2011	Difference	Increase

Net revenues	$137,372,492	$81,328,555	$56,043,937	68.9%

Cost of revenue	(33,532,900)	(17,293,680)	(16,239,220)	93.9%

Gross profit	103,839,592	64,034,875	39,804,717	62.2%

Operating expenses	(75,468,125)	(45,779,010)	(29,689,115)	64.9%

Income from operations	28,371,467	18,255,865	10,115,602	55.4%

Total other income (expenses)	(11,408,560)	514,028	(11,922,588)	(2,319.4)%

Income before provision for income taxes	16,962,907	18,769,893	(1,806,986)	(9.6)%

Provision for income taxes	(7,314,882)	(4,765,018)	(2,549,864)	53.5%

Net income	$9,648,025	$14,004,875	$(4,356,850)	(31.1)%

The following table sets forth key components as a percentage of net revenue for the twelve months ended June 30, 2012 and 2011:

	For The Twelve Months Ended
	June 30,
	2012	2011

Net revenues	100.0%	100.0%

Cost of sales	(24.4)%	(21.3)%

Gross profit	75.6%	78.7%

Selling, general, and administrative expenses	(54.9)%	(56.3)%

Income from operations	20.7%	22.4%

Total other income(expenses)	(8.3)%	0.6%

Income before provision for income taxes	12.3%	23.1%

Provision for income taxes	(5.3)%	(5.9)%

Net income	7.0%	17.2%

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the twelve months ended June 30, 2012 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011). Net revenues for the twelve months ended June 30, 2012 increased by $56,043,937, or 68.9%, to $137,372,492 as compared to $81,328,555 for the twelve months ended June 30, 2011. Net revenues were $93,167,083 and $44,205,409 for Bohai and Yantai Tianzheng, respectively, for the twelve months ended June 30, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 17.7% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 82.1% of our total net revenues for Bohai. All of our lead products are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The sale of our prescription drug products for the twelve months ended June 30, 2012 represented 77.5% of total net revenue compared to 60.7% for the same period in last year. The increase in prescription sales was primary due to increases in sales volume from our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. Yantai Tianzheng was acquired on July 1, 2011.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the twelve months ended June 30, 2012 was $33,532,900 as compared to $17,293,680 for the twelve months ended June 30, 2011, representing an increase of $16,239,220, or 93.9%. Cost of revenues were $20,269,019 and $13,263,881 for Bohai and Yantai Tianzheng, respectively, for the twelve months ended June 30, 2012.  The increase in overall cost of revenue was also due to cost of revenues of approximately $8.7 million from Yantai Tianzheng which was acquired on July 1, 2011. The increase in cost of revenues was also attributable to an increase in total cost of raw material, labor, and overhead as a result of an increase in overall sales from Bohai for the twelve months ended June 30, 2012 and attributable to increased unit cost mainly caused by increase raw material cost compared to the same period in last year.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $103,839,592 for the twelve months ended June 30, 2012, compared to $64,034,875 for the same period in 2011, representing an increase of $39,804,717, or 62.2%, over the same periods in 2011. The increase of the gross profit is due to gross profit from Tianzheng, which was acquired on July 1, 2011, as well as due to increased revenues from Bohai.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 3.1% from 78.7% to 75.6% the twelve months ended June 30, 2012 compared to the same period in 2011. The decrease of the gross profit margin is because of increased raw material cost for the twelve months ended June 30, 2012 compared to the same period last year. Meanwhile, the Company also makes the effort to improve the cost control to avoid negative inflation effect.

Operating Expenses

Our operating expenses increased by $29,689,115 to $75,468,125, for the twelve months ended June 30, 2012 compared to $45,779,010 for the same fiscal period in 2011. The overall increase in operating expenses was related to increased depreciation and amortization expenses, services supporting an overall increase in sales activities and new product promotions as well as increased activities arising from our acquisition of Yantai Tianzheng. Operating expenses amounted to $25,537,188 from Yantai Tianzheng for the twelve months ended June 30, 2012. The percentage of operating expenses to net revenues was 54.9% and 56.3% for the twelve months ended June 30, 2012 and 2011, respectively, representing a decrease of 1.4% as a percentage of net revenues.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other expenses were $11,408,560 for the twelve months ended June 30, 2012 compared to total other income of $514,028 for the period ended June 30, 2011, an increase of total other expenses of $11,922,588. The increase in total other expenses were principally due to a net increase of $7,096,584 for interest expenses and a net increase in non-cash gain in fair value of warrants for $4,817,430 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible notes is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). On May 14, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Second Amendment”) which: (i) extended the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) remained the interest rate on the Notes at an annual rate of 12% (or 6% for the Second Extended Period). As of June 30, 2012, there were 5,225,000 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes. (See Note 14).

Provision for Income Tax

Our provisions for income taxes for the twelve months ended June 30, 2012 and 2011 were $7,314,882 and $4,765,018, an increase of $2,549,864, or 53.5%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai as well as income tax provision from Yantai Tianzheng (see Note 20 to the accompanying audited consolidated financial statements).

Net Income

We had a net income of $9,648,025 for the twelve months ended June 30, 2012, as compared to net income of $14,004,875 for the twelve months ended June 30, 2011, a decrease in net income of $4,356,850, or 31.1%. This translates into basic net income per common share of $0.54 and $0.81 and diluted net income per common share of $0.54 and $0.75, for the twelve months ended June 30, 2012 and 2011, respectively. The decrease in net income was primarily attributable to an increase in total gross profit of $41,062,431 offset by an increase in operating expenses of $30,946,829, an increase in total other expenses of $11,922,588 resulting from mostly effective interest charges and change in fair value of derivative liabilities, and an increase in the tax provision of $2,549,864 this fiscal year compared to the same period in prior year.

Net income margin was 7.0% for the twelve months ended June 30, 2012 compared to 17.2% for the same period last year, a decrease of 59.2%. The decrease in net income margin for the twelve months ended June 30, 2012 over the same period in the previous fiscal year was principally due to a net increase in certain non-cash related activities such as amortization of beneficial conversion features on convertible notes converted and change in fair value of warrants for a total of $13,105,840, as well as a non-cash net decrease in deferred tax expense of $1,240,227. If we excluded such net gains, the net income margin would be 13.9% this fiscal year.

We had Non-GAAP net income of $19,113,232 for the twelve months ended June 30, 2012, as compared to Non-GAAP net income of $11,769,996 for the twelve months ended June 30, 2011, an increase in Non-GAAP net income of $7,343,236, or 62.4%. This translates into basic Non-GAAP net income per common share of $1.07 and $0.68, and Non-GAAP diluted net income per common share of $1.07 and $0.66, for the twelve months ended June 30, 2012 and 2011, respectively (See Use of Non-GAAP Financial Measures above).

Total other income included a non-cash charge in effective interest expenses of $9,317,897 for the twelve months ended June 30, 2012 compared to $1,029,487 for the same period in 2011.

Total other income included a non-cash charge for the twelve months ended June 30, 2012 and 2011 also comprised of a non-cash debit expense for fair value of warrants of $273,369 and income of $4,544,061, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2012, we had cash and cash equivalents of $18,386,288 and restricted cash of $9,449,905, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the twelve months ended
	June 30,
	2012	2011
Net cash provided by operating activities	$20,607,540	$10,958,943
Net cash used in investing activities	(9,824,114)	(14,492,630)
Net cash used in financing activities	(6,144,836)	(1,131,618)
Effect of foreign currency translation on cash and cash equivalents	403,272	860,649
Net increase (decrease) in cash and cash equivalent	$5,041,862	$(3,804,656)

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants. The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarters. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. As of June 30, 2012, there were 5,225,000 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes. (See Note 14 to the accompanying financial statements).

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

On December 31, 2011, we entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period).

On May 14, 2012, we entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Second Amendment”) which: (i) extended the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) remained the interest rate on the Notes to an annual rate of 12% (or 6% for the Extended Period).

See “Comparison of Years ended June 30, 2012 and 2011 – Cash Position” and “Obligations under Material Contracts” below for further discussion of our liquidity needs.

In addition, as part of the contemplated Second Amendment, we established an RMB denominated escrow account in China and to deposit into such escrow account the remaining outstanding amount of the Notes, which we have no right to dispose of or use except for: (i) conversion into US Dollars for the purpose of repayment of the Notes or (ii) releases from such Escrow Account from time to time in amounts equal to the decreases in the outstanding amount of the Notes, either by payments made by us or conversion of the Notes by Note holders.

On May 8, 2012, a Three Parties Fund Escrow Agreement (“Escrow Agreement”) was entered into among Yantai Shencaojishi Pharmaceuticals Co., Ltd., our wholly-owned subsidiary (“YantaiShencaojishi”), Euro Pacific and Rural Credit Cooperative of Laishan District, Yantai City (the “Bank”). Pursuant to the Escrow Agreement, an RMB-denominated escrow account (the “Escrow Account”) was established with Bank and RMB 59 million (approximately $10.45 million) was deposited by YantaiShencaojishi into the Escrow Account. On May 9, 2012, a Supplemental Agreement to the Escrow Agreement with details of the Escrow Account was entered into by us, Euro Pacific and the Bank. The Escrow Agreement provides that the Escrow Account will be managed by both us and Euro Pacific and that withdrawal of cash from the Escrow Account cannot be done without prior written consent from both us and Euro Pacific.

As of the date of Report on Form 10-K, a repayment of approximately $414,000 was paid on the Notes (calculated based on an annual rate of 12% as discussed above) and a repayment of principal of $631,000 was paid after June 30, 2012. As of the date of this Report, the Escrow Account remains in place and we continue to work on converting RMB to Dollars in order to make payments under the Notes. However, we expect that we will not be able to accomplish this by the conclusion of the Second Extended Period. We will continue to work with Euro Pacific on this matter and will continue our efforts in order to meet our obligations to the Note holders.

The Company is currently working with Euro Pacific as representative of the Investors on a fourth amendment to the Notes which would further extend the maturity date of the Notes from October 5, 2012 to January 5, 2013. As of the date of this Annual Report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of loan agreement. The Company can not predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restriction.

Comparison of years ended June 30, 2012 and 2011

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $20,607,540 for the twelve months ended June 30, 2012 as compared to net cash provided by operating activities of $10,958,943 for the twelve months ended June 30, 2011. The increase in net cash provided by operating activities, for the twelve months ended June 30, 2012 compared to the same period 2011, was primarily due to an increase of $8.3 million in the effective interest on convertible notes, increased $4.8 million in change in fair value of warrants, increased depreciation and amortization of $3.8 million, increased income taxes payable of $0.9 million, and increased accrued liabilities of $1.9 million, offset by decreased net income of $4.4 million, increased accounts receivable of $1.5 million, and decreased accretion of beneficial conversion feature of $1.0 million. We expect our cash flow from operating activities to maintain a positive flow due to our acquisition of Yantai Tianzheng and our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $9,824,114 for the twelve months ended June 30, 2012 and $14,492,630 for the twelve months ended June 30, 2011. The net decrease in cash used in investing activities was due to a cash payment of approximately $9.7 million for our Yantai Tianzheng acquisition this fiscal year, offset by a cash receipt of $1.4 million from Yantai Tianzheng’s acquisition, decreased purchase of leased land use rights of $7.1 million, and decreased purchase of formulas of $7.2 million.

The Company is unable to predict whether an agreement will be reached. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of the note agreement. The Company can not predict what implications of the non-payment would be other than the continued difficulty of repaying the loan from escrowed funds due to currency restrictions.

Net Cash Used In Financing Activities

Net cash used in financing activities totaled $6,144,836 for the twelve months ended June 30, 2012 as compared to net cash used in financing activities of $1,131,618 for the same period in 2011. The reason for the increase in cash used in financing activities was due to increased net restricted cash of $9.0 million, repayment of $414,000 convertible notes payable, $1.9 million less cash received from sales of common stock, and decreased payments of $1.5 million for short-term bank loans, offset by a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO).  Mr. Qu made a permanent equity capital contribution of approximately $6.3 million (RMB 40,000,000) into Bohai on August 3, 2011to support its future capital needs.

Cash Position

As of June 30, 2012, we had cash of $18,386,288 as compared to $13,344,426 as of June 30, 2011, an increase of $5,041,862. This increase was due primarily to a capital contribution from an equity holder (our Chairman Mr. Qu) of $6.3 million, and cash receipt of $1.4 million from our acquisition of Yantai Tianzheng, a decrease in cash from purchase of leased land use rights of $7.1 million, and purchase of formulas of $7.2 million offset by a cash payment of approximately $9.7 million for the Yantai Tianzheng acquisition, cash payments for the purchase of property, plant, equipment of $0.9 million, decreased restricted cash of $9.0 million, , and cash payments of $3.1 million for short term bank loans.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the completion of the acquisition of Yantai Tianzheng ($5,000,000 million is due within 12 months as of June 30, 2012. The installment balances can be turned into bank loans with a two-years term at 6% annual interest rate); and

(ii)	the repayment our convertible promissory notes due October 5, 2012 ($10.04 million due as of June 30, 2012).

As such, we will be required to raise substantial additional capital to fund these obligations, either through the issuance of debt or equity securities, bank loans or other methods. Readers are cautioned that additional funding, capital or loans may be unavailable to us on favorable terms, if at all.  If adequate funds are not available, we would likely have to renegotiate the terms of these obligations, which we may be unable to do on favorable terms. We may thus be required to agree to unfavorable terms which could have a material adverse effect on us, our financial condition and our results of operations and beyond.  Moreover, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership and potentially economic dilution to existing shareholders.

In addition, if we are faced with worldwide financial and credit crises as occurred in 2008 and 2009 and very recently in 2011, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financings.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our audited consolidated financial statements. There have been no significant changes to these estimates in the twelve months ended June 30, 2012.

Recent Accounting Pronouncements Adopted

See Note 3 to the consolidated financial statements included in Item 1, Financial Information, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to the audited consolidated financial statements included in Item 1, Financial Information, of this Annual Report on Form 10-K.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$10,036,000	$10,036,000	$-	$-	$-

Construction In Process	463,234	463,234	-	-	-

Yantai Tianzheng acquisition	25,300,000	5,000,000	20,300,000	-	-

Contract Research and Development Arrangement	1,040,170				1,040,170
			-	-
Total Contractual Obligations:	$36,839,404	$15,499,234	$20,300,000	$-	$1,040,170

Other than discussed above, there are no other foreseeable material commitments or contingencies as of June 30, 2012.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the twelve months ended June 30, 2012. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our audited consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Credit Risk

Our potential credit risk is mainly attributable to our debtors and bank balances.  In respect of debtors, we have policies in place to ensure that it will only accept customers from countries which are politically stable and customers with an appropriate credit history.  In addition, all the bank balances were made with financial institutions with high-credit quality.  Thus, we are not considered to be subject to significant credit risk.

Interest Rate Risk

Our interest rate risk is primarily attributable to our short-term borrowings, loan to a third party and loan to equity holders.  Our borrowings carry interest at fixed rate.  Our management has not used any interest rate swaps to hedge our exposure to interest rate risk.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-[28]  of this Annual Report.

Item 9.  Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, our President and Chief Executive and Principal Accounting Officer (the “Certifying Officer”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2012 we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have any staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes. Our former Chief Financial Officer, which was based in the United States, resigned from his position with the Company during the quarter ended September 30, 2011. Subsequent thereto, we have engaged the service of an outside financial reporting specialist to assist with the preparation of our financial statements and quarterly and annual report; however, we have not hired a replacement for our CFO position at this time.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and our Controller based in China review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following table sets forth the name, age, and position of our directors, our executive officers and key employees as of the date of this Annual Report.  Executive officers are elected annually by our board of directors.  Each executive officer or key employee holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.  We have a classified board of directors under which each of our directors is designated as a part of one of three separate classes, with the directors in one class being elected annually by our shareholders at our annual meeting of shareholders for a term of three years.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  As used below, the term “Bohai” means YantaiBohai Pharmaceuticals Group Co., Ltd., a PRC company and our operating subsidiary.

Name	Age	Position/Director Class
Hongwei Qu	37	President, Chief Executive Officer and Chairman of the Board of Directors (Class 1)
Ning Tang	52	Vice President – Operations
Hongbin Shan	43	Vice President – Sales and Marketing
Chunhong Jiang	47	Secretary and Treasurer
Chengde Wang	64	Director (Class 1)
Thomas Tan	50	Director (Class 2)

Hongwei Qu.  Mr. Qu became our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary as of January 5, 2010, and, became the sole director and Chairman of the our board of directors effective as of January 16, 2010 upon filing of Schedule 14(f) with the SEC on January 6, 2010 in compliance with Section 14(f) of the Exchange Act.  Mr. Qu relinquished the positions of Interim Chief Financial Officer, Secretary and Treasurer in June 2010.  From 2001 to May 2007, Mr. Qu was the founder and principal officer of YantaiHangwei Medical Trading Co., a PRC company engaged in the wholesale of drugs and medical products and retail of medical devices. In May 2007, Mr. Qu took principal responsibilities for the acquisition of Bohai.  From May 2007 until present, Mr. Qu has served as the General Manger and Executive Director of Boha. Mr. Qu has significant experience in the medical and pharmaceutical sectors in China.  Mr. Qu graduated from Shandong Economic University with a bachelor degree.

Ning Tang was appointed as Bohai’s Vice President — Operations in November 2007 and our Vice President – Operations in June 2010.  Mr. Tang has over 25 years of experience in management of pharmaceuticals companies in China.  Prior to his appointment with Bohai, Mr. Tang served as General Manager for YantaiXiangyu Environmental Protection Equipment Co., Ltd. from 2004 to 2007, where he was responsible for all affairs of corporate operations in China.  He served as Vice President of YantaiRongchang Pharmaceuticals Co., Ltd. from 1998 to 2004, where he managed the departments of operation, administration, manufacturing and product quality.  From 1986 to 1998, he served as Deputy Director for Yantai TCM Pharmaceuticals Corporation, where he was responsible for production, product quality, purchase, research and development and sales.  He received his B.S. degree in international trade and business from Shandong Economic University.

Hongbin Shan was appointed as Bohai’s General Manager of Sales in May 2010 and as the Vice President – Sales and Marketing as of June 2010.  Mr. Shan has over 10 years of experience in sales, marketing and management.  Prior to his appointment with us, from 1994 to 2010, Mr. Shan served as General Manager for the Qingdao Branch, Shandong Province of Shandong Green Leaf Pharmaceutical Co., Ltd. and manager of the Su-Min Region (including Jiangsu, Fujian, Hubei, Jiangxi and Anhui provinces) where he was responsible for all affairs of marketing and sales.  He also served in the capacity of Assistant Director of the Oncology Division, responsible for the national market of Shandong Green Leaf’s tumor line.  He received his B.S. degree from YantaiUniversity and educational certificate from the senior MBA program of Tsinghua University.

Chunhong Jiang was appointed as Bohai’s General Manager of Finance, Secretary and Treasurer in May 2007 and as our Secretary and Treasurer in June 2010.  Ms. Jiang has over 20 years of experience in corporate finance, accounting and management.  Prior to her appointment with Bohai, Ms. Jiang served as Financial Manager for YantaiFurao Trading Group from 2004 to 2007.  She served as Financial Manager and department director for Yantai Garment Company, a subsidiary of China Garment Group from 1994 to 2003, where she was responsible for overall accounting and financial reporting functions. She served as statistician, accountant and financial chief for Yantai Hardware Factory from 1987 to 1993, where she managed the overall statistics, accounting and financial reporting functions.  She graduated from Shandong Economic University.

Chengde Wang became an independent director of our Company on July 12, 2010.  Mr. Wang has served as the director medical doctor and Ph.D./MD advisor of Beijing Shuntiande Chinese Medicine Hospital since October 2005, where he is responsible for managing medical practice and research projects.  Prior to joining Beijing Shuntiande Chinese Medicine Hospital, Mr. Wang worked at GuangAnmen Hospital under China Academy of Chinese Medical Science and was the professor and the chief physician in the Beijing University of Chinese Medicine.  Mr. Wang is an expert in Traditional Chinese Medicine and has been honored by the P.R.C. State Council.  He is a member of National Committee of The Chinese People’s Political Consultative Conference, a director of Cooperation Center of State Administration of Traditional Chinese Medicine with Taiwan, Hong Kong and Macao, director and Secretary-General of the Center of Traditional Chinese Medicine Society and expert of review committee of National Essential Drugs Association.  Mr. Wang graduated from Beijing University of Chinese Medicine.

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

As part of obligations under the Securities Purchase Agreement in connection with our January 2010 private placement, one of our directors is designated by Euro Pacific Capital, the lead placement agent for such private placement.  Thomas Tan is the director designated by Euro Pacific Capital.

Effectively February 2, 2011, the Board established three committees of the Board: an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.  In addition, the Board appointed the following directors to serve on such committees, as indicated below;

Audit Committee	Members: Thomas Tan

Nominating and Corporate Governance Committee	Chairman: Thomas Tan Members: Chengde Wang

Compensation Committee	Chairman: Thomas Tan Members: Chengde Wang

The Board of Directors has determined that Mr. Tan qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

Communication with our Directors

Shareholders or other interested parties may communicate with our directors by sending mail to Mr. Hongwei Qu, c/o YantaiBohai Pharmaceuticals Group Co. Ltd., No.9 Daxin Road, Zhifu District, Yantai, Shandong Province, China 264000.

Board of Directors’ Meetings

During our fiscal year ended June 30, 2012, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

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

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the June 30, 2012 conversion rate of RMB 6.3519 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	2012		$36,211							36,211
Chief Executive Officer	2011		$36,211	-	-	-	-	-	-	$36,211

Gene Hsiao*	2012	$
Chief Financial Officer	2011		$120,000		$95,000	-	-	-	-	$215,000

*Effective December 31, 2011, Mr. Hsiao resigned from his position as CFO of the Company.

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Qu.

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	-	-	-	-	-	-		-
Chengde Wang	-	-	-	-	-	-		-
Adam Wasserman*	-	-	-	-	-	-	$
Gene Hsiao**	-	-	-	-	-	-

*         Mr. Wasserman resigned from our board of directors on February 19, 2012.

**       Mr. Hsiao resigned from our board of directors on December 31, 2011.

Hongwei Qu is paid in his capacity as executive officer of our Company and he does not receive any additional compensation for his service as director.

Gene Hsiao was paid in his capacity as chief financial officer of our Company and he does not receive any additional compensation for his service as director.

On January 11, 2010, Dr. Chengde Wang entered into such agreements with the Company, which became effective on July 12, 2010 with his appointments to the Company’s board of directors and the Company’s execution thereof.  On September 6, 2011, Thomas Tan entered into an independent director and indemnification agreement with the Company and it is effective as of such date.  The form of independent director and indemnification agreements are filed as Exhibit 10.1 to our Current Report on Form 8-K, dated July 13, 2010 (the “Independent Director Agreement”).

Pursuant to the Independent Director Agreements:

(i)           each independent director will be retained as a director of the Company until the director or the Company terminates the agreement upon thirty (30) days prior written notice, with or without cause;

(ii)           Mr. Tan receives a $20,000 annual director’s fee and a five year non-qualified option to purchase 6,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature; and

(iii)         Dr. Wang receives a $22,000 annual director’s fee.

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

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned (1)
Glory Period Limited (2)(3)(4)	8,942,471	50.18%
Hongwei Qu (4)	8,942,471	50.18%
Chengde Wang (5)	-	-
Thomas Tan (6)	-	-
All Executive Officers and Directors as a group	8,982,471	50.40%

(1)	Based on 17,861,085 shares of common stock issued and outstanding as of June 30, 2012.

(2)	Joshua Tan is the sole shareholder of Glory Period, but pursuant to a Call Option Agreement, he has no right to sell any shares without prior written consent by Hongwei Qu.

(3)	Hongwei Qu is the executive director of Glory Period.

(4)	On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Mr. Tan, a Singapore passport holder and the sole shareholder of Glory Period. Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years. The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent.

(5)	Dr, Wang is a director of our company.

(6)	Mr. Tan is a director of the Company. Pursuant to his independent directors agreement with us, Mr. Chan is expected to receive, effective September 6, 2011, and provided he is still serving with our Company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Marcum Bernstein &Pinchuk, LLP, during the fiscal years ended June 30, 2012 and June 30, 2011, respectfully for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	June 2012	June 2011
Audit Fees	$130,500	$93,000
Audit Related Fees	3,073	664
Tax Fees	3,000	3,000
All Other Fees		-
TOTAL	$136,573	$96,664

Part IV

Item 15.  Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
5.1	Opinion of Ellenoff Grossman &Schole LLP*
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
10.5	Form of Independent Director Agreement and Indemnify Agreement (6)
10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)
10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)
10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)
10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WFOE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)
21.1	Subsidiaries of the Registrant +
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WFOE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)
99.7	Opinion of AllBright Law Offices, dated December 31, 2009, with respect to certain PRC matters (11)

*	Previously filed
+	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.

(11)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

Of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bohai Pharmaceuticals Group, Inc and Subsidiaries as of June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York
September 28, 2012

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011
ASSETS
Current assets:
Cash	$18,386,288	$13,344,426
Restricted cash	9,449,905	11,043
Accounts receivable	29,670,552	15,891,642
Inventories	3,795,915	1,511,021
Prepaid expenses and other current assets	879,696	1,060,138

Total current assets	62,182,356	31,818,270

Non - current assets:
Property, plant and equipment, net	11,681,272	5,214,962
Prepayment for property, plant and equipment	594,508	-
Intangible assets - pharmaceutical formulas	24,345,353	25,019,377
Long term prepayments - land use right, net	18,739,297	17,577,271
Other intangible assets, net	22,763,094	-
Goodwill	5,092,139	-
Debt issue costs, net	-	485,039
Total Non - current assets	83,215,663	48,296,649

TOTAL ASSETS	$145,398,019	$80,114,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Convertible notes, net of discount of $0 and $9,317,897 as of June 30, 2012 and June 30, 2011, respectively	$10,036,000	$1,132,103
Accounts payable	3,334,101	1,291,907
Accrued expenses	8,478,054	4,312,333
Income taxes payable	2,338,825	721,771
Short-term borrowings	-	920,554
Acquisition purchase price payable - current portion	5,000,000	-
Derivative liabilities - investor and agent warrants	1,211,236	937,867
Due to Related Party	36,002	11,980

Total current liabilities	30,434,218	9,328,515

Non - current liabilities:
Acquisition purchase price payable - non-current portion	20,300,000	-
Deferred tax liability	8,161,269	2,878,397
Total Non - current liabilities	28,461,269	2,878,397

TOTAL LIABILITIES	58,895,487	12,206,912

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	17,861	17,861
Additional paid-in capital	24,615,353	18,345,574
Accumulated other comprehensive income	6,236,076	3,559,355
Statutory reserves	2,201,817	2,201,817
Retained earnings	53,431,425	43,783,400

Total stockholders’ equity	86,502,532	67,908,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,398,019	$80,114,919

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended June 30
	2012	2011

Net revenues	$137,372,492	$81,328,555

Cost of revenues	33,532,900	17,293,680

Gross profit	103,839,592	64,034,875

Operating expenses:
Selling, general and administrative	72,889,809	45,550,137
Depreciation and amortization	2,578,316	228,873

Total Operating expenses	75,468,125	45,779,010

Income from operations	28,371,467	18,255,865

Other income (expenses):
Interest income	69,308	52,102
Interest expense	(11,194,301)	(4,097,717)
Other (expenses) income, net	(10,198)	15,582
Change in fair value of derivative liabilities	(273,369)	4,544,061

Total other income (expenses)	(11,408,560)	514,028

Income before provision for income taxes	16,962,907	18,769,893

Provision for income taxes	(7,314,882)	(4,765,018)

Net income	$9,648,025	$14,004,875

Comprehensive income:
Net income	9,648,025	14,004,875
Other comprehensive income
Unrealized foreign currency translation gain	2,676,721	3,098,785
Comprehensive income :	$12,324,746	$17,103,660

Net income per common share

Basic	$0.54	$0.81
Diluted	$0.54	$0.75

Weighted average common shares outstanding

Basic	17,861,085	17,198,917
Diluted	17,861,085	22,423,917

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Common stock		Additional	Accumulated other			Total
	Shares outstanding	Amount	paid-in capital	comprehensive income	Statutory reserves	Retained Earnings	Stockholders’ Equity

Balance at June 30, 2010	16,500,000	$16,500	$15,317,621	$460,570	$2,201,817	$29,778,525	$47,775,033

Stock based compensation	85,000	85	182,415	-	-	-	182,500
Option based compensation	-	-	27,028	-	-	-	27,028
Conversion of convertible notes	527,703	528	948,304	-	-	-	948,832
Issuance of common stock	748,382	748	1,870,207	-	-	-	1,870,955
Foreign currency translation difference	-	-	-	3,098,785	-	-	3,098,785
Net income for the year	-	-	-	-	-	14,004,875	14,004,875

Balance at June 30, 2011	17,861,085	17,861	18,345,574	3,559,355	2,201,817	43,783,400	67,908,007

Capital contribution from stockholder	-	-	6,225,779	-	-	-	6,225,779
Stock based compensation	-	-	44,000	-	-	-	44,000
Foreign currency translation adjustment	-	-	-	2,676,721	-	-	2,676,721
Net income	-	-	-	-	-	9,648,025	9,648,025

Balance at June 30, 2012	17,861,085	$17,861	$24,615,353	$6,236,076	$2,201,817	$53,431,425	$86,502,532

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2012	2011

Cash flows from operating activities:

Net income	$9,648,025	$14,004,875
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,330,595	538,105
Bad debt expense	-	26,737
Gain (loss) on disposal of property, plant and equipment	(1,414)	67,048
Impairment loss on intangible assets – pharmaceutical formulas	-	635,442

Amortization of debt issue costs	485,039	971,004
Non-cash interest-convertible notes	9,317,897	2,062,688
Change in fair value of warrants	273,369	(4,544,061)
Stock based compensation	44,000	209,527
Deferred income taxes	(170,059)	434,726

Changes in operating assets and liabilities:
Accounts receivable	(6,309,216)	(4,831,672)
Inventories	(900,652)	(704,725)
Prepaid expenses and other current assets	416,173	454,382
Accounts payable	(428,745)	498,030
Accrued liabilities	3,054,618	1,152,389

Income taxes payable	847,910	(15,552)

Net cash provided by operating activities	20,607,540	10,958,943

Cash flows used in investing activities:
Purchases of property, plant and equipment	(914,448)	(88,152)
Proceeds from disposal of property, plant and equipment	26,764	4,526
Land use rights payments	-	(7,166,782)
Purchase of drug formulas	-	(7,242,222)
Property, plant and equipment deposits	(594,508)	-
Cash received in acquisition of business	1,358,078	-
Cash paid for acquisition of business	(9,700,000)	-

Net cash used in investing activities	(9,824,114)	(14,492,630)

Cash flows from financing activities:
Proceeds from short term borrowings	-	897,734
Repayment of short term borrowings	(3,062,076)	(4,518,845)
Borrowing from related party	23,879	53,562
Repayment of convertible notes	(414,000)	-
Capital contribution from shareholder	6,297,328	-
Proceeds from issuance of common stock	-	1,870,955
Deposit of restricted cash-convertible note escrow deposit	(10,044,756)	(34,046)
Release of restricted cash- convertible note escrow deposit	1,054,789	599,022

Net cash flows used in financing activities	(6,144,836)	(1,131,618)

Effect of foreign currency translation on cash and cash equivalents	403,272	860,649

Net increase (decrease) in cash and cash equivalents	5,041,862	(3,804,656)

Cash and cash equivalents at beginning of year	13,344,426	17,149,082

Cash and cash equivalents at end of year	$18,386,288	$13,344,426

Cash paid during the period for:
Interest	$868,875	$1,045,013
Income taxes	$6,697,654	$4,345,845

Supplemental cash flow information

Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes and accrued interest	$-	$948,832

Acquisition liability	$25,300,000	$-

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Bohai Pharmaceuticals Group, Inc. (“BPGI”) was incorporated under the laws of the State of Nevada on January 9, 2008 under the name of Link Resources, Inc. Prior to January 5, 2010, BPGI was a public “shell” company. BPGI became a public operating company on January 5, 2010 pursuant to a Share Exchange Transaction completed on January 5, 2010.

BPGI is engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through the following two operating subsidiaries:

(i)  YantaiBohai Pharmaceuticals Group Co., Ltd., (“Bohai”) a PRC company and the Company’s original operating subsidiary BPGI controls Bohai through a variable interest entity arrangement (“VIE”) described below; and

(ii)  Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”) which BPGI acquired in August 2011 (with an effective date of July 1, 2011) through a newly formed PRC wholly-foreign owned enterprise subsidiary, YantaiNirui Pharmaceuticals, Ltd. (“WFOE II”).

BPGI owns 100% of Chance High International Limited, a British Virgin Islands company (“Chance High”). Chance High owns 100% of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as YantaiShencaojishi Pharmaceuticals Co., Ltd. (the “WFOE”). On December 7, 2009 (prior to the date of the Share Exchange Transaction), the WFOE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, the Company’s current Chairman and Chief Executive Officer (“Mr. Qu”). Mr. Qu currently owns 96.7% of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 3.3% of Bohai.

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

BPGI is headquartered and maintains its principal operations in the city of Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $9,648,025 for the year ended June 30, 2012. The Company’s cash flows from operations amounted to approximately $20,607,540 for the year ended June 30, 2012. The Company had working capital of approximately $31,748,138 as of June 30, 2012, including a $10,036,000 convertible note obligation, which pursuant to an amendment thereto is set to mature on October 5, 2012 (see below and Note 14) but excluding a $1,211,236 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed concurrently with and subsequent to the consummation of the Share Exchange.

As described further in Note 4, the Company completed its acquisition of Yantai Tianzheng on August 8, 2011 (the “Execution Date”), with an effective control date of July 1, 2011, for aggregate purchase consideration of US$35,000,000.The purchase price was originally payable in four installments in the equivalent of Chinese Renminbi, the functional currency of the PRC (“RMB”) including $6,000,000 paid prior to the tenth calendar day after the Execution Date of the acquisition; $12,000,000 was due to be paid on or before the sixth month anniversary of the Execution Date; $12,000,000 is due to be paid on or before the 12 month anniversary of the Execution Date; and the remaining $5,000,000 is due to be paid on or before the 18 month anniversary of the Execution Date. As described in Note 4, the Company has the ability to convert each of the remaining payments that are due into two year term loans bearing interest at 6% per annum. The Company has paid $9,700,000 and deferred $8,300,000 as of June 30, 2012. As of June 30, 2012, the amount of outstanding payments was $25,300,000, of which $20,300,000 originally due at installments dates that occurred through July 1, 2012 were converted into two year term loans bearing interest at 6% per annum and $5,000,000 is due as scheduled on July 1, 2013. Yantai Tianzheng is a TCM manufacturer of principally for prescription medicines based in Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

The Company has expanded its existing product lines and has additional production capacity through its acquisition of YantaiTianzheng. The company expects to gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of the historical Bohai and the acquired Yantai Tianzheng business. On June 8, 2010, YantaiHuanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of December 2012. The remaining commitment of the contract was approximately $1.24 million (RMB 7.9 million) as of June 30, 2012.

In August 2011, Mr. Qu made a permanent equity capital contribution of $6,225,779 (RMB 40,000,000) into Bohai to support the Company’s future capital needs.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards expanding the business through the Yantai Tianzheng acquisition, that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate the business and satisfy short term obligations through at least July 1, 2013.

Notwithstanding, the Company still has substantial obligations described below and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

As described above, the Company has ongoing obligations with respect to the Yantai Tianzheng acquisition, whether or not the intended benefits of the acquisition are realized. The Company is also required to repay the remaining $10,036,000 balance due on the Company’s convertible notes on the amended contractual maturity date of October 5, 2012 (the “Notes”). On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Note holders (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three months period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). On May 14, 2012, the Company entered into a second amendment to the Notes with Euro Pacific as representative of the Note holders (the “Second Amendment”) which: (i) extended the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such extra six months period, the “Second Extended Period”); and (ii) remained the interest rate on the Notes at an annual rate of 12% (or 6% for the Second Extended Period). The Company has been unable to convert a sufficient number of RMBs into US dollars due to certain currency restrictions in China. As a result, the Company deposited an amount of funds in RMBs into an escrow account to secure the repayment of this obligation as further described in Note 14. The Company believes it has sufficient liquidity to repay the convertible notes and fund the ongoing operational needs of the business. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of loan agreement. The Company can not predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restriction. The non-payment of the note could have a material adverse effect on the Company should the note holders declare an event of default.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WFOE, WOFEⅡ, Bohai and Yantai Tianzheng. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP.  We adopted FAS Accounting Standards Codification (“ASC”) 810-10-15-14 and also ASC 810-10-05-8, which requires that a Variable Interest Entity (“VIE”) to be consolidated by a company if that company is entitled to receive a majority of the VIE’s residual returns and has the direct ability to make decisions on all operating activities of the VIE. We control Bohai through the series of VIE Agreements described in Note 1.

Under the Operating Agreement entered into between WFOE and Bohai, the WFOE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai. Under the Consulting Services Agreement entered into between WFOE and Bohai, Bohai agreed to pay all of its net income to WFOE quarterly as a consulting fee. Accordingly, WFOE has the right to receive the expected residual returns of Bohai.  As such, the Company is the primary beneficiary of and maintains a controlling managerial and financial interest in, Bohai in accordance with ASC 810-10-15-14. Accordingly, Bohai’s financial position and results of operations are consolidated with those of the Company for all periods presented.

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the acquisition. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests.  The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

·	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

·	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Yantai Bohai’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

		June 30,
	June 30, 2012	2011

Total current assets*	$51,470,381	$32,711,620
Total assets*	99,899,826	80,523,230
Total current liabilities**	11,689,137	18,674,129
Total liabilities**	$15,277,230	$21,552,525

*           Includes intercompany accounts in the amounts of $20,338,295 and $1,896,933 in current assets as of June 30, 2012 and June 30, 2011, respectively, that were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $2,490,528 and $11,660,222 in current liabilities as of June 30, 2012 and June 30, 2011, respectively that were eliminated in consolidation.

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

Reclassifications

Certain amounts in the June 30, 2011 consolidated financial statement have been reclassified to conform to the June 30, 2012 presentation.

Business Segments

The Company’s operates its business through a single reporting segment.

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

Significant estimates and assumptions include allocating purchase consideration issued in business combinations, valuing equity securities and derivative financial instruments issued in financing transactions and in share-based payment arrangements, accounts receivable reserves, inventory reserves, deferred tax reserves estimating the useful lives of long-lived assets and evaluating the carrying amounts of intangible assets including conducting impairment tests. Certain estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets (including present value of future cash flow estimates for the Company’s pharmaceutical formulas) could be affected by external conditions including those unique to the Company’s industry and general economic conditions. It is reasonably possible that these external factors could have an effect on management’s estimates that could cause actual results to differ from management’s estimates.

Company management re-evaluates accounting estimates at least quarterly based on these conditions and records adjustments, when necessary.

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

Restricted Cash

The Company is required by its convertible note holders to maintain deposits in escrow accounts to fund the convertible notes principal and interest payments. Escrow account balances amounted to $9,449,905 and $11,043 as of June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had one escrow account in China amounting $9,343,870 and one escrow account in US amounting $106,035. As of June 30, 2011, the Company only had one escrow account in US.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2012 and 2011, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of June 30, 2012 and 2011, management does not believe that any inventory reserves are necessary.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock required classification as liability instruments at June 30, 2012 and 2011 due to the existence of non-standard anti-dilution privileges that caused the warrants to not be indexed to the Company’s own stock.

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

The carrying amounts reported in the audited consolidated balance sheets for cash, accounts receivable, other receivables, short-term borrowings, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

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

The following table reflects gains and losses for the years ended June 30, 2012 and 2011 for common stock purchase warrants classified and liabilities categorized as a Level 3 financial instrument.

Liabilities:

Balance of warrant liabilities as of June 30, 2010	$5,481,928
Change in the fair value of warrant liabilities	(4,544,061)
Balance of warrant liabilities as of June 30, 2011	937,867
Change in the fair value of warrant liabilities	273,369
Balance of warrant liabilities as of June 30, 2012	$1,211,236

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives, which had a direct effect on the fair values described above are more fully described in Note 14. In addition, valuation techniques are sensitive to changes in the trading market price of the Common Stock estimated volatility and interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s operating business based in the PRC is the RMB. For the Company’s subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate in effect as of the end of the period, and stockholders equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into U.S. dollars are included in comprehensive income.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of the Company’s revenue transactions are transacted in the functional currency. The Company has not entered into any material transactions that are either originated, or are to be settled, in currencies other than the RMB. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on the Company’s results of operations.

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	June 30, 2012	June 30, 2011
Period end US$: RMB exchange rate	6.3143	6.4635
Average periodic US$: RMB exchange rate	6.3519	6.6278

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

—	Persuasive evidence of an arrangement exists;

—	Delivery has occurred or services have been rendered;

—	The seller’s price to the buyer is fixed or determinable; and

—	Collectability is reasonably assured.

We account for sales returns by establishing an accrual in an amount equal to management’s estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on the Company’s historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. For the years ended June 30, 2012 and 2011, the Company’s sales returns rate were insignificant. Accordingly, provision for sales returns is considered necessary.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that the Company undertakes. Research and development costs amounted to $0 and $497,903 for the years ended June 30, 2012 and 2011, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $1,303,710 and $832,401 for the years ended June 30, 2012 and 2011, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling, general and administrative expenses amounted to $9,901,082 and $14,822,116 for the years ended June 30, 2012 and 2011, respectively.

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

We account for certain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement processes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also provides direction on recognition, classification, interest and penalties, accounting in interim periods and related disclosure.

Our policy is to classify assessments, if any, for tax related to interest as interest expense and penalties as general and administrative expense.

Earnings per Share

We report earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation of diluted shares in periods for which they have an anti-dilutive effect. Diluted shares underlying stock options and common stock purchase warrants are included in the determination of diluted earnings per share using the treasury stock method.  Diluted shares underlying convertible debt obligations are included in the determination of diluted loss per share using the “if converted” method (Note 16).

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

☐	Those that clarify the intent of the Company’s Board of Directors regarding the application of existing fair value measurement and disclosure requirements.

☐	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.

The Company is currently evaluating the impact of this standard and do not expect its adoption have a material impact on the Company’s audited consolidated financial statements.

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

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company already complies with this presentation.

In September 2011, the FASB issued guidance on testing goodwill for impairment (ASU 2011-8). The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance effective July 1, 2012.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. Accordingly the Company will adopt this guidance effective July 1, 2013. The Company does not expect this guidance to have a material effect on its consolidated financial statements.

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

In the event that the Company fails to pay either a portion or entire amount of any of the installments when due, such outstanding amount will be automatically converted into a two-year term loan, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As of June 30, 2012, $9,700,000 was paid, and the balance due amounts to $25,300,000. Interest expense of $195,107 was accrued on $8,300,000 payments converted to a two year term loan and will continue to accrue at the rate of six percent (6%) per annum until the loan is paid in full (with interest). As of June 30, 2012, $20,300,000 of installment payments due through July 1, 2012 were converted to two year term loans with interest at 6% per annum and the remaining $5,000,000 installment that has not been converted is due on January 1, 2013 and is therefore classified as a current liability in the accompanying consolidated balance sheet.

The Company acquired Yantai Tianzheng to expand its TCM product lines and cross leverage the Bohai’s and Yantai Tianzheng’s sales markets, which include hospitals and retail drug stores.  In addition, Yantai Tianzheng has excess manufacturing capacity that will allow Bohai to further expand production.  Bohai is currently consolidating and integrating the two companies' operations, which management believes creates the potential for significant improvements in the operating efficiency of the combined business.

The Company accounted for its acquisitions of Yantai Tianzheng using the acquisition method of accounting. Accordingly, the results of operations for the year ended June 30, 2012, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on July 1, 2011, which is the date the Company assumed control of Yantai Tianzheng pursuant to the terms of the Share Transfer agreement between WFOE II and the shareholders of Yantai Tianzheng.

The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships and pharmaceutical formulas with finite lives and the remainder recorded as goodwill.

Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purposes in the tax jurisdiction of the acquired business.

The purchase price was allocated as follows*:

Purchase Consideration:
Cash paid to sellers immediately following the closing	$6,000,000
Acquisition installment obligation payable to sellers	29,000,000
Less cash acquired	(1,358,078)
Net purchase consideration	33,641,922

Tangible assets acquired:
Restricted cash	386,787
Accounts receivable	6,893,730
Other receivable and advance to suppliers	208,240
Inventories	1,312,170
Property, plant and equipment	5,078, 026
Construction in progress	1,073,180
Long term prepayments - land use rights	1,394,291
Accounts payable	(2,386,576)
Other payable and accrued expenses	(1,081,425)
Income taxes payable	(729,796)
Advance from customers	(170,186)
Short-term borrowings	(2,088,652)
Deferred tax liabilities	(5,261,605)
Net tangible assets acquired	4,628,184

Purchase consideration in excess of fair value of net tangible assets	29,013,738

Allocated to:
Customer relationships	14,151,156
Drug product formulas (non-prescription)	9,887,987
Goodwill	4,974,595
$-

The purchase price allocation was based, in part, on management’s knowledge of Yantai Tianzheng’s business and the results of a third party appraisal commissioned by management.  Amounts presented above were translated into US dollars using the exchange rate in effect at the date of the acquisition, which was 6.4635.

Yantai Tianzheng’s results of operations are consolidated with the Company effective July 1, 2011. The following table presents the unaudited pro-forma financial results, as if the acquisition of Yantai Tianzheng had been completed as of July 1, 2010.

Year Ended
June 30, 2011
Net Sales	$126,934,504
Net income	$21,090,583
Earnings per share- basic	$1.23
Earnings per share- diluted	$1.07

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of July 1, 2010 or to project potential operating results as of any future date or for any future periods.

5.	INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2012	2011

Raw materials	$2,079,480	$739,363
Work in progress	882,005	423,202
Finished goods	834,430	348,456
Total inventories	$3,795,915	$1,511,021

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets consist of the following:

	June 30,	June 30,
	2012	2011
Prepaid advertising and promotion	$	$935,275
Other receivables	862,727	106,626
Other miscellaneous deposits and prepayments	16,969	18,237
Total Prepaid expenses and other current assets	$879,696	$1,060,138

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2012	2011

Buildings	$8,928,545	$5,122,557
Plant equipment	2,490,764	1,348,819
Office equipment	208,539	107,520
Motor vehicles	285,610	258,720
Total	11,913,458	6,837,616

Less: accumulated depreciation	(2,188,340)	(1,622,654)
Construction in progress	1,956,154	-

Total Property, plant and equipment, net	$11,681,272	$5,214,962

Depreciation expense for property, plant and equipment for the years ended June 30, 2012 and 2011 amounted to $563,214 and $366,338, respectively.

On June 8, 2010, YantaiHuanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of December 2012. The remaining commitment of the contract was approximately $1.24 million (RMB 7.9 million) as of June 30, 2012.

8.	INDEFINITE LIVED INTANGIBLE ASSETS – PHARMACEUTICAL FORMULAS

The Company purchased, and currently owns exclusive rights to, a series of pharmaceutical formulas that were approved by the State Food and Drug Administration of China (“SFDA”). The intellectual property underlying these formulas can be renewed every 5 years without limitation for a nominal fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible asset might not be recoverable.

Pharmaceutical formulas with indefinite lives consist of the following:

	June 30,
	2012	2011

Pharmaceutical formulas, without amortization, at cost	$24,345,353	$25,019,377

On December 9, 2010, we entered into an Intangible Assets Transfer Agreement with Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (“Daxin”), an unrelated party, pursuant to which Daxin transferred to us all rights and title for 14 State Food and Drug Administration previously approved traditional Chinese medicine formulas. The aggregate purchase price which amounted to approximately $7,186,100 (RMB 48,000,000), was paid during the quarter ended March 31, 2011. The 14 formulas consist of two new product categories, powder and pellet formulations. Additionally, 4 of the 14 formulas are included in the Chinese government’s Essential Drug List (“EDL”) and an additional 5 medicines are included in the National Drug Reimbursement List (“NDRL”).

The Company’s active products that are currently generating revenues were derived from formulas that have an aggregate carrying amount of $16,439,373. Product formulas representing a substantial majority of the remaining carrying amount were purchased in December 2010. The Company is currently evaluating new product candidates to be derived from these formulas that it would market in future periods. In addition, drug product formulas are transferrable in the PRC and as such could be sold to approved purchasers as an alternative means of recovery.

During the fourth quarter of our 2011 fiscal year, we determinate that we will no longer manufacture or seek to develop markets for 8 specific product formulas due to a change in our business strategy. Accordingly we recorded a $635,442 impairment charge during the fourth quarter of our fiscal year ended June 30, 2011. There are no further impairment charges the year ended June 30, 2012.

9.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	June 30,
	2012	2011

Land use rights, at cost	$20,240,623	$17,999,002
Less: Accumulated amortization	(1,501,326)	(421,731)
Intangible assets – land use rights, net	$18,739,297	$17,577,271

There is no private ownership of land in PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense of land use rights amounted to $676,515 and $171,767 for the years ended June 30, 2012 and 2011, respectively. Amortization is calculated over a period of 50 years. Amortization of land use rights for fiscal years ending subsequent to June 30, 2012 is as follows:

Amortization
2013	$676,515
2014	676,515
2015	676,515
2016	676,515
2017	676,515
Thereafter	15,356,722
Total	$18,739,297

10.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net includes customer relationships and certain non-prescription drug product formulas that are sold over the counter. The Company acquired these assets in its business combination with YantaiTianzheng (Note 4). Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas are amortized on a straight line basis over periods of 8 years.

Other intangible assets – net at June 30, 2012 is as follow:

	Customer Relationships	Drug Formulas	Total
Cost	$14,485,533	$11,386,833	$25,872,366

Accumulated Amortization	(1,844,068)	(1,265,204)	(3,109,272)

Net carrying amount	$12,641,465	$10,121,629	$22,763,094

Amortization expense for fiscal years ending subsequent to June 30, 2012 is as follows:

Amortization
2013	$3,090,866
2014	3,090,866
2015	3,090,866
2016	3,090,866
2017	3,090,866
Thereafter	7,308,764
Total	$22,763,094

11.	DEBT ISSUE COSTS

We incurred total placement fees of $2,152,454 in connection with our private placement of Convertible Notes (see Note 14) that occurred on January 5, 2010. The placement fees are being amortized on a straight line basis over the two year expected life of the Convertible Notes, starting on the date of closing, January 5, 2010.

	June 30,
	2012	2011

Beginning balance	$485,039	$1,562,617
Transferred to equity on conversion	-	(106,574)
Amortization	(485,039)	(971,004)
Ending balance	$-	$485,039

12.	ACCRUED EXPENSES

Accrued expense consists of the following:

	June 30,	June 30,
	2012	2011

Accrued expense to sales personnel	$3,778,996	$2,605,375
Other taxes payable	1,879,334	1,056,691
Other accrued expense	2,073,741	389,123
Accrued payroll and welfare	357,975	261,144
Accrued advertising expense	388,008	-
Total	$8,478,054	$4,312,333

13.	SHORT-TERM BORROWINGS

The Company has short-term loan facilities from financial institutions in the PRC. Short-term borrowings as of June 30, 2012 and June 30, 2011 consist of the following:

Loan from		Annual	June 30,	June 30,
financial institution	Loan period	interest rate	2012	2011

YantaiLaishan Rural Credit Union	September 21, 2010 to September 20, 2011	9.03%	-	618,860
YantaiLaishan Rural Credit Union	September 21, 2010 to September 20, 2011	6.90%	-	301,694
Total short-term borrowings			$-	$920,554

Interest expense for short-term borrowings for the years ended June 30, 2012 and 2011 amounted to $19,943 and $187,446, respectively.

14.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company. Principal is due on January 5, 2012 according to the original agreement. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. The Notes issued have face amounts that range from $43,200 to $500,000.

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

Effective as of June 30, 2010, the Company entered into an Amendment and Agreement (the “A&A”) with Euro Pacific Capital, Inc., as representative of the Investors (the “Investor Representative”), pursuant to which the Company and the Investors agreed to make certain amendments to the Notes and the Warrants.  Pursuant to the A&A, the anti-dilution protection provisions in the Notes and the Warrants were eliminated and a provision specifically precluding net cash settlement by us of the Notes and the Warrants was added.  In return, and subject to certain non-financing exceptions, we agreed not to issue any new equity securities at a price per share below $2.20 until the earlier of (i) January 5, 2013 or (ii) the date on which, collectively with any prior conversions or exercises of Notes and Warrants, 75% of the principal face value of the Notes in the aggregate has been converted into shares of Common Stock and Warrants representing, in the aggregate, 75% of the aggregate shares of Common Stock underlying the Warrants have been exercised. The A&A did not change the Company’s accounting for the Notes and the Warrants described below.

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

The Company also entered into a Registration Rights Agreement with the Investors. It agreed to file, no later than March 6, 2010, a registration statement to register the shares underlying the Notes and the Warrants and to have such registration statement effective no later than August 13, 2010. The required registration statement was filed on March 2, 2010 and became effective on August 12, 2010. Accordingly, the Company no registration delay payments were incurred.

On December 31, 2011, the Company’s Chinese operating subsidiary was unable to convert a sufficient number of RMB’s needed to repay the notes on their contractual maturity date of January 5, 2012. As a result, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). The Company and Euro Pacific negotiated a second amendment to the Notes to further extend the maturity date thereof. See Note 2.

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

On May 14, 2012, the Company entered into another amendment (the “Second Amendment”) to the Notes with Euro Pacific. The Company repaid a portion of amounts due under its two-year 8% convertible notes, as amended, in the amount of approximately $314,000, which is equivalent to the amount of the first quarter 2012 interest payment on the Notes (calculated based on an annual rate of 12% as currently provided for in the Notes). The Company repaid an additional amount of approximately $100,000 on June 28, 2012 and $631,000 on July 3, 2012. In addition, the maturity date of the notes was extended from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) the interest rate on the Notes remains at an annual rate of 12% (or 6% for the Second Extended Period). ($731,000 has been paid July 5, 2012).

On June 27, 2012, we and Euro Pacific entered into a Third Amendment to the Notes (the “Third Amendment”) to remove the limitations on our ability to incur debt, to incur liens or to make capital expenditures. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company is currently working with Euro Pacific as representative of the Investors on a fourth amendment to the Notes which would further extend the maturity date of the Notes from October 5, 2012 to January 5, 2013. As of the date of this Annual Report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of loan agreement. The Company can not predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restriction. The non-payment of the note could have a material adverse effect on the Company should the note holders declare an event of default.

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

Accounting for Convertible Notes

At January 5, 2010, June 30, 2011 and June 30, 2012, the conversion options embedded in the Notes are not derivative instruments as defined in FASB ASC 815-10-15-83 because the Notes do not permit or require net settlement, there is no market mechanism outside the contracts that permits net settlement and the shares to be received on conversion of the Notes are not readily convertible to cash. At the time the Notes were issued, there had not been any market activity for the Common Stock.  Although market trading activity for our Common Stock has developed, the Notes can be exercised only in whole but not in part and through June 30, 2011 and continuing, there has been insufficient trading volume to permit the shares to be received on conversion of each Note to be readily sold in the market, thus precluding the shares to be received by the holder of each Note from being readily convertible to cash.

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

At January 5, 2010, the Investor Warrants were valued at $5,824,538. At June 30, 2011, the Investor Warrants were re-valued at $852,607, using a binomial model, based on the closing market price on that date of $1.05, a term equal to the remaining life of the Warrants which is 1.52 years, an expected dividend yield of 0%, a risk-free interest rate of 0.33%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 55%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants. At June 30, 2012, the fair values of the Investor Warrants amounted $1,101,123, using a binomial model, based on the closing market price on that date of $0.51, a term equal to the remaining life of the Warrants which is 0.52 year, an expected dividend yield of 0%, a risk-free interest rate of 0.16%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining life of the Warrants and estimated volatility of 130%, based on a review of the historical volatility of companies considered by management to be comparable to the Company. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Investor Warrants and the Placement Agent Warrants.

The Placement Agent Warrants were initially valued at $582,454. The cost of these instruments, together with the cash fees paid to the placement agents and the other fees and expenses paid by us, as described above, in the aggregate amount of $2,152,454, have been deferred and are being amortized on a straight-line basis over the two year period to maturity of the Notes. At June 30, 2011, the Placement Agent Warrants were re-valued at $85,260, based on the closing market price on that date of $1.05, a term equal to the remaining life of the Warrants which is 1.52 years, an expected dividend yield of 0%, a risk-free interest rate of 0.33% and estimated volatility of 55%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants. At June 30, 2012, the Placement Agent Warrants were re-valued at $110,112, based on the closing market price on that date of $0.51, a term equal to the remaining life of the Warrants which is 0.52 year, an expected dividend yield of 0%, a risk-free interest rate of 0.16% and estimated volatility of 130%. The effect of the down-round anti-dilution protection was not considered to be material and no adjustment was made for it in the estimated fair value of the Placement Agent Warrants.

The aggregate change in fair value of the Investor and Placement Agent Warrants for the years ended June 30, 2012 and 2011 of $(273,369) and $4,544,061, respectively, has been recorded as a component of other income (expense), respectively, on the audited consolidated statements of income.

The following table summarizes the weighted average remaining contractual life and exercise price of all of our outstanding warrants.

Warrants Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at	at	Contractual Life	currently
Price	June 30, 2012	June 30, 2012	(Year)	exercisable

$2.40	6,600,000	6,600,000	0.52	$2.40

Convertible Notes

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $8,997,898 and $1,033,201 for the years ended June 30, 2012 and 2011, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $0 and $1,029,487 for the years ended June 30, 2011 and 2012, respectively. There is an aggregate of 5,018,000 shares of Common Stock issuable under all remaining convertible notes as of June 30, 2012.

Convertible notes, net of unamortized original issuance discounts are as follows:

	June 30,
	2012	2011

Convertible notes payable, at full principal value	$10,036,000	$10,450,000
Less: unamortized beneficial conversion feature and warrants discount on convertible notes	-	(9,317,897)
Convertible notes, net	$10,036,000	$1,132,103

Escrowed Shares

As of January 5, 2010 and at June 30, 2012 and 2011, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur (as defined in the Notes).

15.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years. As of June 30, 2012, the Company has paid $1,305,339 (RMB 8,300,000) with respective to the contract. The remaining payment will be made over the remaining of the contract as the services are rendered. The Company has extended the contract with Yantai Tianzheng Medicine Research and Development Co. to May 10, 2017 to allow more time to complete the development process due to changes in government regulatory requirements. Research and development costs associated with this contract amounted to $0 and $497,903 for the years ended June 30, 2012 and 2011, respectively.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	June 30,
	2012	2011
Shandong Yantai Medicine Procurement and Supply Station	13.2%	14.6%
Anhui Dechang Pharmaceutical Co. Ltd.	16.2%	*	%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $3,930,135 as of June 30, 2012 that was fulfilled upon the delivery of the goods in July 2012.

We have short term raw material purchase obligations with unrelated parties in the amount of $2,986,618 (RMB 18,990,408) that were fulfilled in October 2011.

(c)	Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.8%, 9.1%, 16.6%, 10.6% and 18.3%, respectively, of total sales for the years ended June 30, 2012.

Four of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup and Shangtongning Tablets represented approximately 27.4%, 14.4%, 26.2% and 8.7%, respectively, of total sales for the year ended June 30, 2011.

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

At June 30, 2012 and June 30, 2011, the Company’s cash balances by geographic area were as follows:

	June 30,
	2012		2011
Country:
United States	$23,406	0.13%	$198,521	1%
China	18,362,882	99.87%	13,145,905	99%
Total cash and cash equivalents	$18,386,288	100%	$13,344,426	100%

(f)	Certificate of land use right

The Company’s corporate headquarters is located at No. 9 Daxin Road, Zhifu District, Yantai, Shandong Province in China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which are known as collective land are owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period. We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which the Company maintains its manufacturing facility. The Company has not obtained a land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which the Company maintains its corporate headquarters. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot provide any assurance that the Company will eventually obtain the land use right certificate for this land. If the Company is asked by the local government to relocate the Company’s facility, management believes that estimated relocation and other costs will be reimbursed by the local government. The Company does not believe that a requirement to relocate operations would have a material adverse effect on the business.

(g)	Business insurance

Business insurance is not readily available in the PRC. To the extent that the Company suffers a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, the Company would incur significant expenses in both defending any action and in paying any claims that could result from a settlement or judgment.

16.	NET INCOME PER SHARE

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

	Year ended	Year ended
	June 30, 2012	June 30, 2011

Net income available to common stockholders-basic	$9,648,025	$14,004,875
Effective interest on convertible notes and amortization of debt issue costs		2,860,206
Net income available for common shareholders – diluted	$9,648,025	$16,865,081

	Year ended	Year ended
	June 30, 2012	June 30, 2011
Weighted average number of common shares outstanding - basic	17,861,085	17,198,917
Options	-	-
	-	-
Common shares issuable upon conversion of Convertible Debt	-	5,225,000
Weighted average number of common shares outstanding - diluted	17,861,085	22,423,917

Earnings per share:
Basic	$0.54	$0.81
Diluted	$0.54	$0.75

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding as of June 30, 2012 and 2011 but both 6,600,000 shares of Common Stock and 32,000 shares of options were excluded from the computation of diluted earnings per share where applicable as the exercise prices of these securities exceeded the average stock prices for the years ended June 30, 2012 and 2011. Further, we excluded 5,018,000 shares issuable upon conversion of the convertible notes from the computation of diluted EPS in 2012 as the effect of these shares are also antidilutive.

17.	STOCK OPTIONS

On May 2, 2011, the Company granted stock options to a director for the purchase of 6,000 shares of our Common Stock at an exercise price of $2.00 per share. The options vested immediately and expire five years from the date of issuance. These options have been valued at $3,184. The Company uses a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55%, risk free interest rate of 0.3%, expected term of 5 years.

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2012:

Options Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Options
Exercise	at	at	Contractual Life	currently
Price	June 30, 2012	June 30, 2012	(Years)	exercisable

$2.00	32,000	32,000	3.39	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the years ended June 30, 2012 and 2011 was $0 and $27,027, respectively and was recorded as general and administrative expense.

 A summary of our stock option activity as of June 30, 2012, and changes during the twelve months ended June 30, 2012 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, June 30, 2010	-	-	$-

Granted or vested during the year ended June 30, 2011	32,000	32,000	$2.00

Exercised during the year ended June 30, 2011	-	-	$-

Expired during the year ended June 30, 2011	-	-	$-

Balance, June 30, 2011	32,000	32,000	$2.00

Granted or vested during the year ended June 30, 2012	-	-	$-

Exercised during the year ended June 30, 2012	-	-	$-

Expired during the year ended June 30, 2012	-	-	$-

Balance, June 30, 2012	32,000	32,000	$2.00

18.	STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Issuance of Common Stock

On January 21, 2011, the Company closed a financing transaction in which it sold an aggregate of 748,382 shares of Common Stock to a total of 42 individual investors domiciled in the PRC at $2.50 per share, for total gross proceeds of $1,870,955.

Notes with an aggregate face amount of $1,050,000 and accrual interest of $5,406 were converted into 527,703 shares of Common Stock during the year ended June 30, 2011.

Restricted Stock Awards

On June 4, 2010, we granted 120,000 shares of Restricted Common Stock to our Chief Financial Officer for three years of service. The Restricted Common Stock vests in three equal annual installments over the related service period. We issued 40,000 shares of Restricted Common Stock with an aggregate fair value of $95,000 under this agreement during the year ended June 30, 2011. The Company recorded $44,000 and $182,500 stock compensation expenses for this accrued during the years ended June 30, 2012 and 2011, respectively. There were no shares issued for the year ended June 30, 2012. Our Chief Financial Officer resigned on December 31, 2011.

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2012:

Options Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Warrants
Exercise	at	at	Contractual Life	currently
Price	June 30, 2012	June 30, 2012	(Years)	exercisable

$2.00	32,000	32,000	3.39	$2.00

We account for share-based payments in accordance with ASC 718. Accordingly, we expense the fair value of awards granted to the directors. Total compensation expense related to the stock options for the years ended June 30, 2012 and 2011 was $0 and $27,028, respectively and was recorded as general and administrative expense.

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

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

19.	OPERATING EXPENSE

For the years ended June 30, 2012 and 2011, operating expenses consisted of the following:

	Year ended	Year ended
	June 30,2012	June 30,2011

Travel and accommodation	$18,401,199	$9,421,895
Advertising and promotion	9,901,082	14,822,116
Audit fees and expenses	520,261	197,348
Commission	11,440,588	3,861,379
Conferences	18,204,615	5,713,002
Depreciation and amortization	2,578,316	228,873
Staff costs	2,723,569	2,669,702
Research and development cost	-	497,903
Other operating expenses	11,698,495	7,731,350
Impairment loss on Pharmaceutical formulas	-	635,442
Total Operating expenses	$75,468,125	$45,779,010

20.	INCOME TAXES

The Company is incorporated under the laws of the State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States or the BVI. The Company is currently filing Federal income tax returns in the United States. The Company is not subject to state income tax in Nevada.

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%.

For the years ended June 30, 2012 and 2011, the provision for income taxes consisted of the following:

	Years Ended June 30,
	2012	2011

Current taxes
United States	$-	$-
PRC	7,484,941	4,330,292

Deferred taxes (benefit)
United States	(4,188,248)	(391,282)
PRC	(170,059)	434,726

Change in valuation allowance	4,188,248	391,282

Provision for Income Taxes	$7,314,882	$4,765,018

As of June 30, 2012, we had $14,122,755 of net operating loss carry forwards available for federal tax income purposes that may be used to offset future taxable income and will begin to expire in 2030. We provided for full valuation allowance against the net deferred tax assets of $4,887,937 on the expected future tax benefits from the net operating loss carry forwards for the year ended June 30, 2012 as management believes it is more likely than not that these assets will not be realized in the future. During the years ended June 30, 2012 and 2011, the valuation allowance increased by $4,188,248 and 391,282, respectively.

We are subject to income tax in the United States and the PRC. There was a benefit for income tax in the United States because we had a taxable loss in the United States for the years ended June 30, 2012 and 2011. The statutory federal tax rate is 34%. The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate as follows for the years ended June 30, 2012 and 2011:

	For the Years Ended June 30,
	2012	2011

US tax at statutory rate	$5,767,388	$6,381,764
Foreign tax differential	(2,445,869)	(1,699,616)
Permanent differences	(194,885)	(1,544,980)
NOL True-up		(763,431)
Record prior year DTL		2,000,000
Change in valuation allowance	4,188,248	391,281
Provision for Income Taxes	$7,314,882	$4,765,018

Our deferred tax assets as of June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
Deferred tax asset:
NOL carryover	4,801,737	3,297,791
Stock compensation	86,200	71,240
Sub-total	4,887,937	3,369,031
Deferred tax liabilities:
Debt discount		(1,649,343)
Interest		(1,020,000)
Sub-total	4,887,937	(2,669,343)
Valuation allowance	(4,887,937)	(699,688)
Total	$-	$-

The Company also has a deferred tax liability related to definite and indefinite lived intangibles in the PRC jurisdiction of $8,161,269 and $2,878,397 for the years ended June 30, 2012 and 2011, respectively.

The Company has permanently reinvested earnings in its foreign subsidiaries. At June 30, 2012, approximately $66,000,0006 of accumulated earnings was permanently reinvested. If such earnings were repatriated, there could be additional federal income taxes (net of available tax credits). It is not practicable to determine the amount of additional tax that might be payable on the undistributed foreign earnings.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended June 30, 2012 and 2011. Further, it is not anticipated that the unrecognized benefits will significantly change over the next twelve months.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in the PRC. For federal tax purposes, years beginning after June 30, 2009 are still open to examination. Currently, no income tax returns are under examination.

21.	VIE

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the VIEs.

Resulting from the VIE Agreement signed between YantaiShencaojishi Pharmaceuticals Co., Ltd (“WFOE”) and YantaiBohai Pharmaceuticals Group Co. Ltd (“Bohai”), the Company includes the assets, liabilities, revenues and expenses of YantaiBohai Pharmaceuticals Group Co. Ltd (the “VIE”) in its consolidated financial statements.

Substantially all of the Company’s assets, including those of Bohai which is considered the VIE and Yantai Tianzheng, which is an acquired subsidiary of the Company are accessible to Bohai through WFOE II creditors irrespective of the VIE arrangement.

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

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIEs structure, the Company has to rely on contract right to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Yantai Bohai Pharmaceuticals Group Co. Ltd. Our VIE Agreements are subject to significant risks as set forth in the following risk factors.

☐	The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

☐	There are risks involved with the operation of Bohai under the VIE Agreements. We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

☐	We depend upon the VIE Agreements in conducting our production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

☐	We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from our Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

☐	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

☐	We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our Company for PRC tax purposes which could result in higher tax liability

22.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2012.

Bohai Pharmaceuticals Group, Inc.

/s/ Hongwei Qu
By:
Name: Hongwei Qu
Tile: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	September 28, 2012
Hongwei Qu

/s/ Chengde Wang	Director	September 28, 2012
Chengde Wang

/s/ Thomas Tan	Director	September 28, 2012
Thomas Tan