Form 10-K/A
period 2012-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2012-10-16
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. €☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Bohai Pharmaceuticals Group, Inc. is filing this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012 (the “Form 10-K”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K. This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

Item 15.  Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
5.1	Opinion of Ellenoff Grossman &Schole LLP*
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
10.5	Form of Independent Director Agreement and Indemnify Agreement (6)
10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)
10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)
10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)
10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WFOE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)
21.1	Subsidiaries of the Registrant (12)

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (13)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (13)
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (14)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (14)
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WFOE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WFOE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)
99.7	Opinion of AllBright Law Offices, dated December 31, 2009, with respect to certain PRC matters (11)
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

*	Previously filed
+	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.

(11)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

(12)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 28, 2012

(13)	Incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 28, 2012

(14)	Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 28, 2012

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of October, 2012.

Bohai Pharmaceuticals Group, Inc.

By:	/s/ Hongwei Qu
Name: Hongwei Qu
Tile: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	October 16, 2012
Hongwei Qu

/s/ Chengde Wang	Director	October 16, 2012
Chengde Wang

/s/ Thomas Tan	Director	October 16, 2012
Thomas Tan