Form 10-Q
period 2012-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2012-11-19
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of November 14, 2012, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2012. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

▪	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng (a total of $25.3million is due); (ii) satisfy our obligations under our convertible notes due October 5, 2012 (currently $9,405,000 due) or (iii) otherwise to support our business plans;
▪	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;
▪	our ability to expand our product offerings and maintain the quality of our products;
▪	the availability of government granted rights to exclusively manufacture or co-manufacture our products;
▪	the availability of national healthcare reimbursement of our products;
▪	our ability to manage our expanding operations and continue to fill customers’ orders on time;
▪	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;
▪	our ability to maintain or protect our intellectual property;
▪	our ability to maintain our proprietary technology;
▪	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;
▪	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;
▪	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and
▪	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

We cannot give any guarantee that our plans, intentions or expectations will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012 (UNAUDITD)	2012
ASSETS
Current assets:
Cash	$19,379,160	$18,386,288
Restricted cash	9,332,186	9,449,905
Accounts receivable	33,716,886	29,670,552
Inventories	4,294,093	3,795,915
Prepaid expenses and other current assets	1,385,641	879,696

Total current assets	68,107,966	62,182,356

Non - current assets:
Property, plant and equipment, net	11,570,619	11,681,272
Prepayment for property, plant and equipment	596,851	594,508
Intangible assets - pharmaceutical formulas	25,561,170	25,610,557
Long term prepayments - land use right, net	18,540,617	18,739,297
Other intangible assets, net	20,678,239	21,497,890
Goodwill	5,082,320	5,092,139
Total Non - current assets	82,029,816	83,215,663

TOTAL ASSETS	$150,137,782	$145,398,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Convertible notes, in default and due on demand	$9,405,000	$10,036,000
Accounts payable	3,521,371	3,334,101
Accrued expenses	7,727,712	8,478,054
Income taxes payable	2,530,941	2,338,825
Acquisition purchase price payable - current portion	5,000,000	5,000,000
Derivative liabilities - investor and agent warrants	713,233	1,211,236
Due to Related Party	38,500	36,002

Total current liabilities	28,936,757	30,434,218

Non - current liabilities:
Acquisition purchase price payable - non-current portion	20,300,000	20,300,000
Deferred tax liability	8,251,928	8,161,269
Total Non - current liabilities	28,551,928	28,461,269

TOTAL LIABILITIES	57,488,685	58,895,487

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	5,987,129	6,236,076
Statutory reserves	2,201,817	2,201,817
Retained earnings	59,826,937	53,431,425

Total stockholders’ equity	92,649,097	86,502,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,137,782	$145,398,019

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the Three Months Ended September 30
	2012	2011

Net revenues	$35,348,820	$29,927,856

Cost of revenues	8,592,104	6,943,720

Gross profit	26,756,716	22,984,136

Operating expenses:
Selling, general and administrative	17,207,116	15,604,890
Depreciation and amortization	958,890	629,599

Total Operating expenses	18,166,006	16,234,489

Income from operations	8,590,710	6,749,647

Other income (expenses):
Interest income	17,785	21,242
Interest expense	(513,033)	(2,622,511)
Other (expenses) income, net	(16,706)	(6,720)
Change in fair value of derivative liabilities	498,002	332,485

Total other income (expenses)	(13,952)	(2,275,504)

Income before provision for income taxes	8,576,758	4,474,143

Provision for income taxes	(2,181,246)	(1,818,359)

Net income	$6,395,512	$2,655,784

Comprehensive income:
Net income	6,395,512	2,655,784
Other comprehensive income
Unrealized foreign currency translation gain (loss)	(248,947)	614,600
Comprehensive income	$6,146,565	$3,270,384

Net income per common share

Basic	$0.36	$0.15
Diluted	$0.28	$0.15

Weighted average common shares outstanding

Basic	17,861,085	17,861,085
Diluted	22,563,585	17,861,085

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Common stock			Accumulated other			Total
	Shares		Additional	comprehensive	Statutory	Retained	Stockholders’
	outstanding	Amount	paid-in capital	income	Reserves	Earnings	Equity

Balance at June 30, 2012	17,861,085	$17,861	$24,615,353	$6,236,076	$2,201,817	$53,431,425	$86,502,532

Foreign currency translation adjustment	0	0	0	(248,947)	0	0	(248,947)

Net income	0	0	0	0	0	6,395,512	6,395,512

Balance at September 30, 2012	17,861,085	$17,861	$24,615,353	$5,987,129	$2,201,817	$59,826,937	$92,649,097

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:

Net income	$6,395,512	$2,655,784
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,083,978	751,660
Loss on disposal of property, plant and equipment	0	(2,755)
Gain from foreign currency in Tianzheng’s acquisition payable	0	(308,847)
Amortization of debt issue costs	0	237,360
Non-cash interest-convertible notes	0	2,119,387
Change in fair value of warrants	(498,002)	(332,485)
Stock based compensation	0	22,000
Deferred income taxes	106,410	221,722

Changes in operating assets and liabilities:
Accounts receivable	(4,104,067)	(1,516,059)
Prepaid expenses and other assets	(551,346)	(93,605)
Inventories	(505,562)	(274,098)

Accounts payable	193,721	(610,549)

Accrued liabilities	(729,970)	(7,353)
Income taxes payable	191,018	442,781

Net cash provided by operating activities	1,581,692	3,304,943

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,344)	(429,716)
Proceeds from disposal of property, plant and equipment	0	101,353
Property, plant and equipment deposits	(3,490)	(255,840)
Cash received in acquisition of business	0	1,358,078
Cash paid for acquisition of business	0	(6,000,000)

Net cash used in investing activities	(14,834)	(5,226,125)

Cash flows from financing activities:
Repayment of short term borrowings	0	(1,473,523)
Borrowing from related party	2,545	7,831

Repayment of convertible notes	(631,000)	0
Capital contribution from shareholder	0	6,237,136
Deposit of restricted cash-convertible note escrow deposit	945,195	0
Release of restricted cash- convertible note escrow deposit	(845,495)	10,000

Net cash flows (used in) provided by financing activities	(528,755)	4,781,444

Effect of foreign currency translation on cash and cash equivalents	(45,231)	25,612

Net increase in cash and cash equivalents	992,872	2,885,875

Cash and cash equivalents at beginning of period	18,386,288	13,344,426

Cash and cash equivalents at end of period	$19,379,160	$16,230,301

Cash paid during the period for:
Interest	$313,895	$265,762
Income taxes	$1,878,185	$1,213,899

Supplemental cash flow information

Non-cash investing and financing activities:
Acquisition liability	$25,300,000	$29,000,000

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

BPGI is engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through the following two operating subsidiaries:

(i) YantaiBohai Pharmaceuticals Group Co., Ltd., (“Bohai”) a PRC company and the Company’s original operating subsidiary BPGI controls Bohai through a variable interest entity arrangement (“VIE”) described below; and

(ii) Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”) which BPGI acquired effective July 1, 2011 through a newly formed PRC wholly-foreign owned enterprise subsidiary, YantaiNirui Pharmaceuticals, Ltd. (“WFOE II”).

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

The Company’s net income amounted to $6,395,512 for the three month periods ended September 30, 2012. The Company’s cash flows from operations amounted to approximately $1,581,692 for the three months ended September 30, 2012. The Company had working capital of approximately $39,253,442 as of September 30, 2012, including a $9,405,000 convertible note obligation, which pursuant to an amendment thereto was set to mature on April 5, 2012 (see below and Note 10) but excluding a $713,233 derivative liability for the fair value of warrants that are not expected to result in a cash settlement. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in private placement transactions completed concurrently with and subsequent to the consummation of the Share Exchange.

On August 8, 2011, the Company, through WFOE II, a newly formed limited liability company formed under the laws of the PRC and wholly owned by Chance High (the Company’s wholly-owned subsidiary), signed a share transfer agreement with the shareholders acquired 100% of YantaiTianzheng for total purchase consideration of US$35,000,000 (paid in its RMB equivalent, of which US$6,000,000 was paid as of the Execution Date of the acquisition and the remaining $29,000,000 was payable in series of installments which the Company at its discretion, could elect to defer (Note 11). The Company paid $3,700,000 and elected to defer $25,300,000. As of September 30, 2012, $5,000,000 installment that has not been converted is due on February 8, 2013, $8,300,000 is due on February 8, 2014 and the remaining and therefore classified as a current liability in the accompanying balance sheet$12,000,000 is due on August 8, 2014.

The Company has expanded its existing product lines through the acquisition of Yantai Tianzheng and is expecting to gain the benefits of the economies of scale that management believes could be realized by combining and streamlining the cost structures of the historical Bohai and the acquired Yantai Tianzheng business. On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of December 2012. The remaining commitment of the contract was approximately $1.25 million (RMB 7.9 million) as of September 30, 2012.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards expanding the business through the Yantai Tianzheng acquisition, that the Company’s currently available cash and funds it expects to generate from operations will enable it to operate the business and satisfy short term obligations through at least October 1, 2013.

Notwithstanding, the Company still has substantial obligations described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

As described above, the Company has ongoing obligations with respect to the Yantai Tianzheng acquisition, whether or not the intended benefits of the acquisition are realized. The Company is also required to repay the remaining $9,405,000 balance due on the Company’s convertible notes, which pursuant to a series of amendments to the original credit agreement, were due on October 5, 2012. As described in Note 10, the Company has been unable to convert a sufficient number of RMBs into US dollars due to certain currency restrictions in China. The non-payment of the notes in the absence of a further extension of the maturity date constitutes an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan will be other than it is continuing to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the note could have a material adverse effect on the Company should the note holders pursue further action.

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

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the condensed consolidated balance sheets are as follows:

	September 30,	June 30,
	2012 (unaudited)	2012

Total current assets*	$57,038,275	$51,470,381
Total assets*	105,262,029	99,899,826
Total current liabilities**	12,168,454	11,689,137
Total liabilities**	$15,913,546	$15,277,230

*           Includes intercompany accounts in the amounts of $20,665,786 and $20,338,295 in current assets as of September 30, 2012 and June 30, 2012, respectively, that were eliminated in consolidation.

**        Includes intercompany accounts in the amounts of $2,485,725 and $2,490,528 in current liabilities as of September 30, 2012 and June 30, 2012, respectively, that were eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2012, filed on September 28, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the September 30, 2011 condensed consolidated financial statements have been reclassified to conform to the September 30, 2012 presentation.

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

Restricted Cash

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under that Notes. Escrow account balances amounted to $9,332,186 and $9,449,905 as of September 30, 2012 and June 30, 2012, respectively. As of September 30, 2012, the Company had one escrow account in China amounting to $9,325,851 and one escrow account in US amounting to $6,335. As of June 30, 2012, the Company had one escrow account in China amounting to $9,343,870 and one escrow account in US amounting to $106,035.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2012 and June 30, 2012, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of September 30, 2012 and June 30, 2012, management does not believe that any inventory reserves are necessary.

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

There were no impairment charges to record during the three months ended September 30, 2012 and 2011.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock required classification as liability instruments at September 30, 2012 and June 30, 2012 due to the existence of non-standard anti-dilution privileges that caused the warrants to not be indexed to the Company’s own stock.

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

The following table reflects gains and losses for the three months ended September 30, 2012 for all financial assets and liabilities categorized as Level 3.

Liabilities:	Three months (unaudited)

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(498,003)
Balance of warrant liabilities as of September 30, 2012	$713,233

Estimating the fair value of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives, which had a direct effect on the fair values described above are more fully described in Note 10. In addition, valuation techniques are sensitive to changes in the trading market price of the our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Period end US$: RMB exchange rate	6.3265	6.3952
Average periodic US$: RMB exchange rate	6.3257	6.4132

The RMB is not freely convertible into any other currencies. In addition, all foreign exchange transactions in the PRC must be conducted through authorized institutions. Accordingly, management cannot provide any assurance that the RMB underlying the condensed consolidated financial statement amounts could have been, or could be, converted into US dollars at the exchange rates used to translate the functional currency into the reporting currency.

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

We account for sales returns by establishing an accrual in an amount equal to management’s estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on the Company’s historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. For the three months ended September 30, 2012 and 2011, the Company’s sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $292,643 and $296,175 for the three months ended September 30, 2012 and 2011, respectively.

Advertising and Promotion

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion expenses included in selling, general and administrative expenses amounted to $1,613,466 and $3,590,338 for the three months ended September 30, 2012 and 2011, respectively.

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

Earnings per Share

We report earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation of diluted shares in periods for which they have an anti-dilutive effect. Diluted shares underlying stock options and common stock purchase warrants are included in the determination of diluted earnings per share using the treasury stock method. Diluted shares underlying convertible debt obligations are included in the determination of diluted loss per share using the “if converted” method (Note 14).

Recent Accounting Pronouncements

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

In September 2011, the FASB issued guidance on testing goodwill for impairment (ASU 2011-8). The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance has already been effective for us from July 1, 2012.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. Accordingly the Company will adopt this guidance effective July 1, 2013. The Company does not expect this guidance to have a material effect on its condensed consolidated financial statements.

4.	INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2012 (unaudited)	2012

Raw materials	$2,464,483	$2,079,480
Work in progress	785,480	882,005
Finished goods	1,044,130	834,430
Total inventories	$4,294,093	$3,795,915

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2012 (unaudited)	2012

Buildings	$8,911,327	$8,928,545
Plant equipment	2,531,895	2,490,764
Office equipment	217,181	208,539
Motor vehicles	285,060	285,610
Total	11,945,463	11,913,458

Less: accumulated depreciation	(2,327,226)	(2,188,340)
Construction in progress	1,952,382	1,956,154

Property, plant and equipment, net	$11,570,619	$11,681,272

Depreciation expense for property, plant and equipment for the three months ended September 30, 2012 and 2011 amounted to $143,123 and $148,788, respectively.

On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of December 2012. The remaining commitment of the contract was approximately $1.25 million (RMB7.9 million) as of September 30, 2012.

6.	INDEFINITE LIVED INTANGIBLE ASSETS – PHARMACEUTICAL FORMULAS

The Company purchased , and currently owns exclusive rights to, a series of pharmaceutical formulas that were approved by the State Food and Drug Administration of China (“SFDA”). This asset includes 14 formulas that are included in the Chinese government’s Essential Drug List (“EDL”) and an additional 5 medicines are included in the National Drug Reimbursement List (“NDRL”). The intellectual property underlying these formulas can be renewed every 5 years without limitation for a nominal fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible asset might not be recoverable.

Pharmaceutical formulas with indefinite lives consist of the following:

	September 30, 2012 (unaudited)	June 30, 2012

Pharmaceutical formulas, without amortization, at cost	$25,561,170	$25,610,557

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

7.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	September 30,	June 30,
	2012 (unaudited)	2012

Land use rights, at cost	$20,201,591	$20,240,623
Less: Accumulated amortization	(1,660,974)	(1,501,326)
Intangible assets – land use rights, net	$18,540,617	$18,739,297

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use right amounted $162,563 and $148,966 for the three months ended September 30, 2012 and 2011, respectively. Amortization is calculated over a period of 50 years. Amortization of land use rights for fiscal years ending subsequent to September 30, 2012 is as follows:

Amortization
Remainder of FY2013	$487,689
2014	650,252
2015	650,252
2016	650,252
2017	650,252
Thereafter	15,451,920
Total	$18,540,617

8.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net includes customer relationships and certain non-prescription drug product formulas that are sold over the counter. The Company acquired these assets in its business combination with YantaiTianzheng. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas are amortized on a straight line basis over periods of 8 years.

Other intangible assets – net at September 30, 2012 as follow:

	Customer Relationships	Drug Formulas	Total
	(unaudited)	(unaudited)	(unaudited)
Cost	$14,457,599	$10,102,110	$24,559,709

Accumulated Amortization	(2,300,640)	(1,580,830)	(3,881,470)

Net carrying amount	$12,156,959	$8,521,280	$20,678,239

Amortization expense for customer relationships amounted $460,186 and $453,906 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for drug formulas amounted $318,106 and $0 for the three months ended September 30, 2012 and 2011, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to September 30, 2012 is as follows:

Amortization
Remainder of FY2013	$2,334,878
2014	3,113,171
2015	3,113,171
2016	3,113,171
2017	3,113,171
Thereafter	5,890,677
Total	$20,678,239

9.	ACCRUED EXPENSES

Accrued expense consists of the following:

	September 30,	June 30,
	2012 (unaudited)	2012

Accrued expense to sales person	$3,544,087	$3,778,996
Other taxes payable	1,908,381	1,879,334
Other accrued expense	1,540,094	2,073,741
Accrued payroll and welfare	347,892	357,975
Accrued advertising expense	387,260	388,008
Total	$7,727,712	$8,478,054

10.	CONVERTIBLE PROMISSORY NOTES IN DEFAULT AND DUE ON DEMAND

Convertible Notes

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 128 accredited investors (the “Investors”), BPGI sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2 and one Common Stock purchase warrant (collectively, the “Investor Warrants”). By agreement with the Investors, each investor received: (i) A single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant exercisable at $2.40 per share subject to certain anti-dilution provisions. The majority of this debt is guaranteed by third-parties and our CEO, Mr. Qu, and a portion is secured by our inventories and fixed assets.

The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company. Principal is due on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustments for certain anti-dilution provisions.

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $2,119,387 for the three months ended September 30, 2012 and 2011, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $0 and $2,328,387 for the three months ended September 30, 2012 and 2011, respectively. There is an aggregate of 4,702,500 shares of Common Stock issuable under all remaining convertible notes as of September 30, 2012.

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

On December 31, 2011, the Company’s Chinese operating subsidiary was unable to convert a sufficient number of RMB’s needed to repay the notes on their maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended October 5, 2012 and the interest rate was increased to 12% per annum.

On June 27, 2012, Euro Pacific also agreed to release us from certain restrictions on our ability to incur debt, to incur liens or to make capital expenditures as stipulated in the note agreement. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

As of the date of this Quarterly Report, the Company continues to work on converting RMB to Dollars on converting RMB to Dollars in order to make payments under the Notes. However, the Company was not able to accomplish this by the October 5, 2012 maturity date under the Notes. The non-payment of the Note in the absence of an extension of the maturity date constituted an event of default under the terms of loan agreement and could have a material adverse effect on the Company.

The Company is currently working with Euro Pacific as representative of the Investors on a fourth amendment to the Notes which would further extend the maturity date of the Notes from October 5, 2012 to April 5, 2013. As of the date of this Quarterly Report, no written agreement has been entered into in this regard. The Company cannot predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restrictions.

The Company has, however, paid the quarterly interest due under the Notes as of October 5, 2012 in two installments, with the final payment delivered October 31, 2012. In addition, the Company is currently seeking to repay $0.94 million as a portion of the principal payment before November 30, 2012. Based on its discussions with Euro Pacific, in the event the $0.94 million principal is received before November 30, 2012, the Company and Euro Pacific expect to (i) enter into a Fourth Amendment to the Notes to extend the maturity date thereof from October 5, 2012 to April 5, 2013; and (ii) maintain the interest rate on the Notes at an annual rate of 12% (which was previously increased from the original 8% in consideration of extending the maturity date of the Notes).

As of January 5, 2010 and at September 30, 2012 and June 30, 2012, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur.

11.	ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WFOE II, acquires 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent) of which US$6,000,000 was paid as of the Execution Date of the acquisition the remaining $29,000,000 was due in a series of contractual installments.

Certain provisions in the acquisition agreement provided the Company with the ability to elect, at its own discretion, to automatically convert any portion or all of the any installment payment due into a two-year term loan, with interest accruing at the rate of six percent (6%) per annum. As of September 30, 2012, $9,700,000 was paid, and the balance of $25,300,000 is payable as follows; $5,000,000 is due on February 8, 2013; $8,300,000 is due on February 8, 2014; and the remaining $12,000,000 is due on August 8, 2014.

12.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. is committed to complete all research work required for the clinical trial within 3 years. As of September 30, 2012, the Company has paid $1,305,339 (RMB 8,300,000) and the remaining contract amount will be paid progressively in installments. All payments of $1,305,339 (RMB 8,300,000) have been recorded as expenses. The Company has extended the contract with Yantai Tianzheng Medicine Research and Development Co. to May 10, 2017. Total contract price will remain the same. No refund will be received by the Company due to the delay because the delay is caused by the change of the government regulatory requirements instead of Yantai Tianzheng Medicine Research and Development Co.’s mistakes. Research and development costs associated with this contract amounted to $0 and $0 for the three months ended September 30, 2012 and 2011, respectively.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	Three months		Three months
	ended		ended
	September 30,		September 30,
	2012 (unaudited)		2011

Shandong Yantai Medicine Procurement and Supply Station	26.9%		* %
Anguo Jinkangdi Chinese Herbal Medicine Co. Ltd	*	%	10.3%
Anhui DeChang Pharmaceutical Co. Ltd.	*	%	12.9%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $1,537,643 as of September 30, 2012 that was fulfilled upon the delivery of the goods in October 2012.

(c)	Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 25.6%, 9.6%, 15.0%, 11.7% and 18.5%, respectively, of total sales for the three months ended September 30, 2012.

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.5%, 9.4%, 17.7%, 9.9% and 16.5%, respectively, of total sales for the three months ended September 30, 2011.

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

At September 30, 2012 and June 30, 2012, the Company’s cash balances by geographic area were as follows:

	September 30,		June 30,
	2012 (unaudited)		2012
Country:
United States	$12,772	0.07%	$23,406	0.13%
China	19,366,388	99.93%	18,362,882	99.87%
Total cash and cash equivalents	$19,379,160	100%	$18,386,288	100%

(f)	Certificate of land use right

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

	Three months ended	Three months ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)

Net income available to common stockholders-basic	$6,395,512	$2,655,784
Effective interest on convertible notes and amortization of debt issue costs	-
Net income available for common shareholders – diluted	$6,395,512	$2,655,784

	Three months ended	Three months ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)
Weighted average number of common shares outstanding - basic	17,861,085	17,861,085
Common shares if converted from Convertible Debt	4,702,500
Weighted average number of common shares outstanding - diluted	22,563,585	17,861,085

Earnings per share:
Basic	$0.36	$0.15
Diluted	$0.28	$0.15

Warrants to purchase 6,600,000 shares of Common Stock and stock options to purchase 32,000 shares of Common Stock were outstanding as of September 30, 2012 and 2011 but both 6,600,000 shares of Common Stock and 32,000 shares of options were excluded from the computation of diluted earnings per share where applicable as the exercise prices of these securities exceeded the average stock prices for the three months ended September 30, 2012 and 2011. Further, we excluded 5,225,000 shares issuable upon conversion of the convertible notes from the computation of diluted EPS in 2011 as the effects of these shares are also antidilutive.

14.	OPERATING EXPENSE

For the three months ended September 30, 2012 and 2011, operating expenses consisted of the following:

	Three months ended	Three months ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)

Travel and accommodation	$6,392,974	$3,821,987
Advertising and promotion	1,613,466	3,590,338
Audit fees and expenses	69,593	53,175
Commission	2,166,397	1,048,311
Conferences	4,191,096	4,421,114
Depreciation and amortization	958,900	629,599
Staff costs	498,365	551,715

Other operating expenses	2,275,215	2,118,250

Total Operating expenses	$18,166,006	$16,234,489

15.	INCOME TAXES

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

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%, which is approximately equal to the effective income tax rate that the Company expects to use when recording income tax expense for financial reporting purposes for the year ending June 30, 2013. Accordingly, the Company is recording a tax provision at interim reporting dates for taxable income earned in the PRC using the effective rate expected to be in effect for the year ending June 30, 2013.

16.	VIE

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

☐	The PRC government may determine that the VIE Agreements which we utilize to control our operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

☐	There are risks involved with the operation of Bohai under the VIE Agreements. We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

☐	We depend upon the VIE Agreements in conducting our production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

☐	We conduct our production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from our Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

☐	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

☐	We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our Company for PRC tax purposes which could result in higher tax liability

17.	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the financial statements were available to be issued.

As of the date of this Quarterly Report, the Company continues to work on converting RMB to Dollars on converting RMB to Dollars in order to make payments under the Notes. However, the Company was not able to accomplish this by the October 5, 2012 maturity date under the Notes. The non-payment of the Note in the absence of an extension of the maturity date constituted an event of default under the terms of loan agreement and could have a material adverse effect on the Company.

The Company is currently working with Euro Pacific as representative of the Investors on a fourth amendment to the Notes which would further extend the maturity date of the Notes from October 5, 2012 to January 5, 2013. As of the date of this Quarterly Report, no written agreement has been entered into in this regard. The Company cannot predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restrictions.

The Company has, however, paid the quarterly interest due under the Notes as of October 5, 2012 in two installments, with the final payment delivered October 31, 2012. In addition, the Company is currently seeking to repay $0.94 million as a portion of the principal payment before November 30, 2012. Based on its discussions with Euro Pacific, in the event the $0.94 million principal is received before November 30, 2012, the Company and Euro Pacific expect to (i) enter into a Fourth Amendment to the Notes to extend the maturity date thereof from October 5, 2012 to April 5, 2013; and (ii) maintain the interest rate on the Notes at an annual rate of 12% (which was previously increased from the original 8% in consideration of extending the maturity date of the Notes).

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2012, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine, or TCM. We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. Our initial operating subsidiary Bohai obtained Drug Approval Numbers (or DANs) for 29 varieties of traditional Chinese herbal medicines in 2004, an additional 14 varieties in December 2010. Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 11 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine. Of these 11 products, 9 are prescription drugs and 2 are over the counter (or OTC) products.

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

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortization of the beneficial conversion features in our convertible notes and the effective interest charges on our convertible notes, stock-based compensation, and deferred income tax expenses as shown in the chart below in the aggregate net amount of $(391,593) and $2,239,624 income/(expenses) for the three months ended September 30, 2012 and 2011, respectively.

Management believes that these Non-GAAP financial measures are useful to investors in that they provide supplemental information to intend to enhance on investors understanding of the underlying business trends and operating performance of our company. We use these Non-GAAP financial measures to evaluate operating performance. However, Non-GAAP financial measures should not be considered as either a substitute or alternative measurement of net income or any other performance measures derived in accordance with GAAP.

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
			Increase
	2012 (unaudited)	2011 (unaudited)	(Decrease) (unaudited)
Net Income available to Common shareholders -GAAP	$6,395,512	$2,655,784	$3,739,728
Add Back (Subtract):
Change in fair value of warrants	(498,003)	(332,485)	(165,517)
Amortization of beneficial conversion features on convertible notes converted	-	2,328,387	(2,328,387)
Change in Option and Equity Based Compensation	-	22,000	(22,000)
Deferred income tax expenses - indefinite intangible assets	106,410	221,722	(115,312)
Adjusted Net Income available to Common shareholders -non-GAAP	$6,003,919	$4,895,408	$1,108,512
Net income margins -non-GAAP	16.98%	16.36%	0.63%
Basic earnings per share – GAAP	$0.36	$0.15	$0.21
Add back (Subtract):
Change in fair value of warrants	(0.03)	(0.02)	(0.01)
Amortitized beneficial conversion features on convertible notes converted	-	0.13	(0.13)
Change in Option Based Compensation	-	0.00	0.00
Deferred tax expenses - indefinite intangible assets	0.01	0.01	(0.00)
Adjusted basic earnings per share non-GAAP	$0.34	$0.27	$0.07

Diluted earnings per share-GAAP	$0.28	$0.15	$0.23
Add back (Subtract):
Change in fair value of warrants	(0.02)	(0.01)	(0.02)
Unamortized beneficial conversion features on convertible notes converted	-	0.10	(0.10)
Change in Option and Equity Based Compensation	-	-	-
Deferred tax expenses - indefinite intangible assets	-	0.01	(0.00)
Adjusted diluted earnings per share non-GAAP	$0.26	$0.25	$0.09

Weighted average number of shares
Basic	17,861,085	17,861,085
Diluted	22,563,585	23,086,085

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

	For the three months ended
	September 30,
	2012 (unaudited)	2011 (unaudited)

Tongbi Capsules	25.6%	22.5%

Other Products	19.6%	24.0%
Fangfengtongsheng Granule	18.5%	16.5%
Zhengxintai Capsule	11.7%	9.9%
Other Products	9.6%	9.4%
Total Sales	100%	100%

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

Financial Highlights

•	Net revenues for the three months ended September 30, 2012 increased 18.1% to $35.3 million compared to the same period in 2011.

o	67% of net revenues was from Bohai and 33% was from Yantai Tianzheng this first fiscal quarter

o	Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented over 80.4% and 76.0% of our total net revenues for the three months ended September 30, 2012 and 2011, respectively.

o	80% of net revenue was derived from sales of prescription products and 20% was from Over-the-Counter products for the three months ended September 30, 2012.

•	Non-GAAP net income for the three months ended September 30, 2012 increased 22.6% to $6.0 million compared to the same period in 2011. The difference was mainly due to increased net income offset by net decrease in effective interest charges on convertible notes of $0 million this first quarter ended September 30, 2012 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures). GAAP net income for the three months ended September 30, 2012 increased 140.8% to $6.4 million compared to the same period in 2011. The difference was mainly due to increased net income from Tianzheng and Bohai offset by net decrease in effective interest charges on convertible notes of $0 million during the three quarters ended September 30, 2012 compared to the same quarter in last year. (See above Use of Non-GAAP Financial Measures).

o	Income from operations increased 27.3% to $8.6 million this first quarter compared to the same quarter in the last fiscal year.

o	Net income margin increased from 8.9% for the three months ended September 30, 2011 to 18.1% for the three months ended September 30, 2012. The increase was mainly due to the net decrease in certain non-cash activities such as effective interest charges from convertible notes and increase in gross profit, offset by increased selling and general and administrative expenses.

o	Included in the net income this first fiscal quarter were non-cash charges in effective interest of $0 million, a non-cash charge in deferred income tax expenses of $0.1 million, and a non-cash credit of $0.5 million in changes in fair value of warrants.

•	Basic and diluted earnings per share were $0.36 and $0.28 for the three months ended September 30, 2012.

o	Non-GAAP Diluted earnings per share increased 2.4% to $0.26 for the three months ended September 30, 2012 compared to the same period in 2011.

o	Non-GAAP Basic earnings per share increased 24.5% to $0.34 for the three months ended September 30, 2012 compared to the same period in 2011.

•	Including restricted cash, our total cash balance was $28.7 million as of September 30, 2012 and cash flow from operating activities was $1.6 million for the three months ended September 30, 2012.

o	Total cash and cash equivalents increased by $1.0 million for the three months ended September 30, 2012 compared to June 30, 2012.

Operating Results

Comparison of the three months ended September 30, 2012 and 2011

Net Revenues

Net revenues are comprised of sales of 19 traditional Chinese medicines in China during the three months ended September 30, 2012 (we currently sell 19 medicines following our acquisition of Yantai Tianzheng on August 8, 2011). Net revenues for the three months ended September 30, 2012 increased by $5,420,964, or 18.1%, to $35,348,820 as compared to $29,927,856 for the three months ended September 30, 2011. Net revenues were $23,550,273 and $11,798,547 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2012. Net revenues were $21,162,188 and $8,765,668 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2011. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 20.6% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shantongning Tablets, which together accounted for over 86.0% of our total net revenues for Bohai. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The increase in Tianzheng’s revenue was primarily due to a net increase in revenue of 33.0% of our two lead products in Tianzheng: Zhengxintai Capsul, Fangfengtongsheng Granule. The sale of our prescription drug products for the three months ended September 30, 2012 represented 80% of total net revenue compared to 74 % for the same period in last year. The increase in prescription sales was primary due to increases in sales volume of our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended September 30, 2012 was $8,592,104 as compared to $6,943,720 for the three months ended September 30, 2011, representing an increase of $1,648,384, or 23.7%. Cost of revenues were $5,314,633 and $3,277,471 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2012. Cost of revenues were $4,657,753 and $2,285,967 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2011. The increase in cost of revenues for the three months ended September 30, 2012, compared to the same period in last year, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $26,756,716 for the three months ended September 30, 2012, as compared to $22,984,136 for the same period in 2011, representing an increase of $3,772,580, or 16.4%, over the same period in 2011. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 1.1% from 76.8% to 75.7% this fiscal quarter at September 30, 2012, as compared to the same period in 2011.The decrease of the gross profit margin is attributable to increases in the cost of raw materials during the three months ended September 30, 2012 compared to the same period last year. Meanwhile, the company also made an effort to improve its cost control to avoid negative inflation effect.

Operating Expenses

Our operating expenses increased by $1,931,517 or 11.9% to $18,166,006, for the three months ended September 30, 2012, as compared to $16,234,489 for the same fiscal period in 2011. The overall increase in selling, general, and administrative expenses was related to increased selling expenses due to services supporting an overall increase in sales activities. The percentage of operating expenses to net revenues was 51.4% and 54.2% for the three months ended September 30, 2012 and 2011, respectively, representing a decrease of 2.9% as a percentage of net revenues. The decrease of percentage of net revenue is because advertising expense decreased this quarter compared to the same period last year.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other expenses were $13,952 for the three months ended September 30, 2012 compared to total other expenses of $2,275,504 for the period ended September 30, 2011, a decrease of total other expenses of $2,261,552. The decrease in total other expenses were principally due to a net decrease of $2,109,478 for interest expenses and a net decrease in non-cash gain in fair value of warrants for $165,517 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible notes is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense. On December 31, 2011, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Amendment”) which: (i) extended the maturity date of the Notes from January 5, 2012 to April 5, 2012 (such extra three month period, the “Extended Period”); and (ii) increased the interest rate on the Notes to an annual rate of 12% (or 3% for the Extended Period). On May 14, 2012, the Company entered into an amendment to the Notes with Euro Pacific as representative of the Investors (the “Second Amendment”) which: (i) extended the maturity date of the Notes from April 5, 2012 to October 5, 2012 (such extra six month period, the “Second Extended Period”); and (ii) remained the interest rate on the Notes at an annual rate of 12% (or 6% for the Second Extended Period). On June 27, 2012, we and Euro Pacific entered into a Third Amendment to the Notes (the “Third Amendment”) to remove the limitations on our ability to incur debt, to incur liens or to make capital expenditures. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing. As of September 30, 2012, there were 4,702,500 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes. (See Note 10).

Provision for Income Tax

Our provision for income taxes for the three months ended September 30, 2012 and 2011 were $2,181,246 and $1,818,359, an increase of $362,887, or 20.0%, from this fiscal quarter to date over the same period last year. The increase in provision for income tax was principally due to an increase in taxable income under the PRC law from Bohai and from Yantai Tianzheng. The effective income tax rates were 25% and 41% for the three months ended September 30, 2012 and 2011, respectively.

Net Income

We had a net income of $6,395,512 for the three months ended September 30, 2012, as compared to net income of $2,655,784 for the three months ended September 30, 2011, an increase in net income of $3,739,728, or 140.8%. This translates into basic earnings per common share of $0.36 and $0.15, and diluted earnings per common share of $0.28 and $0.15, for the three months ended September 30, 2012 and 2011, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $3,772,580 and a decrease in total other expenses (resulting from mostly effective interest charges) of $2,261,552, offset by an increase in selling, general and administrative expenses of $1,931,517 and an increase in the tax provision of $362,887 for this fiscal quarter as compared to the same period of prior year.

Net income margin was 18.1% for the three months ended September 30, 2012 as compared to net income margin 8.9% for the same period last year, an increase of 9.2%. The increase was mainly due to the net decrease in certain non-cash activities such as effective interest charges from convertible notes and increase in gross profit, offset by increased selling and general and administrative expenses.

Total other income included a non-cash charge in effective interest expenses of $0 for the three months ended September 30, 2012 compared to $2,328,387 for the same period in 2011.

Total other income for the three months ended September 30, 2012 also comprised of a non-cash credit for fair value of warrants of $498,002.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2012, we had cash and cash equivalents of $19,379,160 and restricted cash of $9,332,186, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the three months ended
	September 30
	2012 (unaudited)	2011 (unaudited)
Net cash provided by operating activities	$1,581,692	$3,304,943
Net cash used in investing activities	(14,834)	(5,226,125)
Net cash provided by financing activities	(528,755)	4,781,444)
Effect of foreign currency translation on cash and cash equivalents	(45,231)	25,612
Net increase in cash and cash equivalents	$992,872	$2,885,875

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $1,581,692 for the three months ended September 30, 2012 as compared to net cash provided by operating activities of $3,304,943 for the three months ended September 30, 2011. The decrease in net cash provided by operating activities, for the three months ended September 30, 2012 compared to the same period 2011, was primarily due to increased net income of $3.7 million, increased accounts payable of $0.8 million, increased depreciation and amortization of $0.3 million, offset by a decrease of $2.1 million in the effective interest on convertible notes, a decrease of $2.6 million in accounts receivables, and a decrease in accrued liabilities of $0.7 million. We expect our cash flow from operating activities to maintain a positive flow due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $14,834 for the three months ended September 30, 2012 and $5,226,125 for the three months ended September 30, 2011. The net decrease in cash used in investing activities was due to a cash payment of approximately $6 million for our Yantai Tianzheng acquisition s offset by a cash receipt of $1.4 million from Yantai Tianzheng’s acquisition for the quarter ended September 30, 2012.

Net Cash Provided by Financing Activities

Net cash used in financing activities totaled $528,755 for the three months ended September 30, 2012 as compared to net cash provided by financing activities of $4,781,444 for the same period in 2011. The reason for the decrease in cash provided by financing activities was due to a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO) the quarter ended September 30, 2011 offset by the repayment of short term bank loans of $1.5 million in the quarter ended September 30, 2011 and repayment of convertible notes of $0.6 million in the quarter ended September 30, 2012. Mr. Qu made a permanent equity capital contribution of approximately $6.3 million (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of September 30, 2012, we had cash of $19,379,160 as compared to $18,386,288 as of June 30, 2012, an increase of $992,872. This increase was due primarily to an increase in net income of approximately $6.4 million, offset by increased accounts receivable of $4.1 million, a repayment of convertible note of $0.6 million, purchase of inventories of $0.5 million, payment made for prepaid expenses and other current expenses of $0.6 million, and increased accrued liabilities of $0.7 million.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the completion of the acquisition of Yantai Tianzheng ($5,000,000 million is due within 12 months as of September 30, 2012. The installment balances can be turned into bank loans with a two-years term at 6% annual interest rate); and

(ii)	the repayment our convertible promissory notes due October 5, 2012 ($9.405 million due as of September 30, 2012).

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2012.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (unaudited)
	Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$9,405,000	$9,405,000	$-	$-	$-

Construction In Process	1,248,716	1,248,716	-	-	-

Yantai Tianzheng acquisition	25,300,000	5,000,000	20,300,000	-	-

Contract Research and Development Arrangement	1,040,170				1,040,170
			-	-
Total Contractual Obligations:	$36,993,886	$15,653,716	$20,300,000	$-	$1,040,170

Other than discussed above, there are no other foreseeable material commitments or contingencies as of September 30, 2012.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended September 30, 2012. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the quarterly period covered by this report, the management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

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

Material weakness

We identified two material weaknesses in the design and operation of our internal controls. The material weakness is related to (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the US (including a qualified Chief Financial Officer); and (ii) continue to experience difficulty applying complex accounting principles. The Company’s accounting department personnel have limited knowledge and experience in US GAAP.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (i) hire additional personnel with sufficient knowledge and experience in US GAAP; and (ii) provide ongoing training courses in US GAAP to existing personnel, including our Financial Controller in China.

These new remediation initiatives were put into place in the fourth quarter of 2012 ended June 30, 2012. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

Significant deficiency

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness(within the meaning of PCAOB Auditing Standard No. 5) yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The significant deficiencies identified by the management continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC on September 28, 2012. As a result, the Certifying Officers and our board of directors are continuing to evaluate on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

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

_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

November 19, 2012	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

