Form 10-Q
period 2013-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2013-05-15
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

As of May 15, 2013, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved.  All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” sections of our Annual Report for the fiscal year ended June 30, 2012 and our Quarterly Report for the quarter ended March 31, 2013. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

▪	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng (a total of $12,827,185 is due); (ii) satisfy our obligations under our convertible notes due April 5, 2014 (currently $ 8,464,500 due) or (iii) otherwise to support our business plans;
▪	our ability to integrate the business of Yantai Tianzheng and any future acquisitions into our business;
▪	our ability to expand our product offerings and maintain the quality of our products;
▪	the availability of government granted rights to exclusively manufacture or co-manufacture our products;
▪	the availability of national healthcare reimbursement of our products;
▪	our ability to manage our expanding operations and continue to fill customers’ orders on time;
▪	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;
▪	our ability to maintain or protect our intellectual property;
▪	our ability to maintain our proprietary technology;
▪	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;
▪	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;
▪	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and
▪	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (UNAUDITED)	June 30, 2012
ASSETS
Current assets:
Cash	$3,755,600	$18,386,288
Restricted cash	8,454,021	9,449,905
Accounts receivable	40,997,730	29,670,552
Inventories	3,102,301	3,795,915
Prepaid expenses and other current assets	453,235	879,696

Total current assets	56,762,887	62,182,356

Non - current assets:
Property, plant and equipment, net	12,111,474	11,681,272
Prepayment for property, plant and equipment	3,136,857	594,508
Intangible assets - pharmaceutical formulas	13,899,132	25,610,557
Long term prepayments - land use right, net	37,334,529	18,739,297
Other intangible assets, net	28,823,066	21,497,890
Goodwill	5,124,766	5,092,139
Total Non - current assets	100,429,824	83,215,663

TOTAL ASSETS	$157,192,711	$145,398,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Convertible notes	$8,464,500	$10,036,000
Accounts payable	4,301,315	3,334,101
Accrued expenses	7,106,121	8,478,054
Land use right payable	12,750,833	0
Income taxes payable	1,635,772	2,338,825
Acquisition purchase price payable - current portion	0	5,000,000
Derivative liabilities - investor and agent warrants	0	1,211,236
Due to Related Party	48,556	36,002

Total current liabilities	34,307,097	30,434,218

Non - current liabilities:
Acquisition purchase price payable - non-current portion	12,827,185	20,300,000
Deferred tax liability	7,880,191	8,161,269
Total Non - current liabilities	20,707,376	28,461,269

TOTAL LIABILITIES	55,014,473	58,895,487

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	7,098,327	6,236,076
Statutory reserves	5,342,583	2,201,817
Retained earnings	65,104,114	53,431,425

Total stockholders’ equity	102,178,238	86,502,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,192,711	$145,398,019

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$34,786,624	$36,237,847	$111,067,950	$101,002,589
Cost of revenues	8,282,141	8,180,762	25,506,506	23,106,879

Gross profit	26,504,483	28,057,085	85,561,444	77,895,710

Operating expenses:
Selling, general and administrative expenses	20,476,092	19,153,512	60,230,015	52,866,932
Impairment Charge - drug formula	0	0	1,688,486	0
Depreciation and amortization	1,378,028	634,116	3,680,122	1,881,177

Total Operating expenses	21,854,120	19,787,628	65,598,623	54,748,109
Income from operations	4,650,363	8,269,457	19,962,821	23,147,601

Other income (expenses):
Interest income	2,796	13,039	29,122	51,205
Interest expenses	(456,930)	(1,120,273)	(1,396,286)	(10,694,346)
Other expenses	(142)	(2,163)	(16,733)	(10,205)
Change in fair value of derivative liabilities	0	317,986	1,211,236	458,724
Total other income (expenses)	(454,276)	(791,411)	(172,661)	(10,194,622)
Income before provision for income taxes	4,196,087	7,478,046	19,790,160	12,952,979
Provision for income taxes	(1,036,881)	(2,174,128)	(4,976,705)	(6,288,779)
Net income (loss)	$3,159,206	$5,303,918	$14,813,455	$6,664,200

Comprehensive income (loss):
Net income (loss)	$3,159,206	$5,303,918	$14,813,455	$6,664,200
Unrealized foreign currency translation gain	658,168	620,662	862,251	2,276,242
Comprehensive income (loss)	$3,817,374	$5,924,580	$15,675,706	$8,940,442

Net income (loss) per common share
Basic	$0.18	$0.30	$0.83	$0.37
Diluted	$0.15	$0.28	$0.71	$0.37
Weighted average common shares outstanding
Basic	17,861,085	17,861,085	17,861,085	17,861,085
Diluted	22,093,335	23,086,085	22,093,335	23,086,085

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

				Accumulated
	Common stock		Additional	other			Total
	Shares outstanding	Amount	paid-in capital	comprehensive income	Statutory reserves	Retained Earnings	Stockholders’ Equity

Balance at June 30, 2012	17,861,085	$17,861	$24,615,353	$6,236,076	$2,201,817	$53,431,425	$86,502,532

Statutory reserves					3,140,766	(3,140,766)	0

Foreign currency translation adjustment	0	0	0	862,251	0	0	862,251
Net income	0	0	0	0	0	14,813,455	14,813,455

Balance at March 31, 2013	17,861,085	$17,861	$24,615,353	$7,098,327	$5,342,583	$65,104,114	$102,178,238

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:

Net income	$14,813,455	$6,664,200
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,053,576	2,211,065
Impairment of intangible assets - pharmaceutical formulas	1,688,486	0
Amortization of debt issue costs	0	485,039
Non-cash interest-convertible notes	0	9,317,898
Change in fair value of warrants	(1,211,236)	(458,724)
Stock based compensation	0	44,000
Deferred income taxes	(331,999)	700,734

Changes in operating assets and liabilities:
Accounts receivable	(11,091,285)	(4,421,640)
Prepaid expenses and other assets	426,946	494,576
Inventories	714,984	(771,500)
Accounts payable	941,963	(843,544)
Accrued liabilities	(1,415,975)	1,330,250
Income taxes payable	(715,086)	943,207

Net cash provided by operating activities	7,873,829	15,695,561

Cash flows used in investing activities:
Purchases of property, plant and equipment	(781,176)	(509,118)
Proceeds from disposal of property, plant and equipment	0	26,719
Land use rights payments	(6,349,206)	(100,850)
Property, plant and equipment deposits	(2,528,104)	(594,113)
Cash received in acquisition of business	0	1,358,078
Cash paid for acquisition of business	(12,472,815)	(9,700,000)
Deposit of restricted cash-convertible note escrow deposit	(1,494,964)	666,321
Release of restricted cash- convertible note escrow deposit	2,546,786	(591,180)

Net cash used in investing activities	(21,079,479)	(9,444,143)

Cash flows from financing activities:
Repayment of short term borrowings	0	(3,056,926)
Borrowing from related party	12,349	11,109
Repayment of convertible notes	(1,571,500)	0
Capital contribution from shareholder	0	6,286,738

Net cash flows (used in) provided by financing activities	(1,559,151)	3,240,921

Effect of foreign currency translation on cash and cash equivalents	134,113	207,491

Net (decrease) increase in cash and cash equivalents	(14,630,688)	9,699,830

Cash and cash equivalents at beginning of period	18,386,288	13,344,426

Cash and cash equivalents at end of period	$3,755,600	$23,044,256

Cash paid during the period for:
Interest	$875,286	$540,094
Income taxes	$6,023,796	$4,705,358

Supplemental cash flow information

Non-cash investing and financing activities:
Land use right liability	12,750,833	0
Acquisition liability	$12,827,185	$25,300,000

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2013

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

Recent Developments

During the quarter ended December 31, 2012, management performed an evaluation of the Company’s product portfolio based on a confluence of factors that have emerged within China’s pharmaceutical industry and consumer markets. These factors include, among others, (i) current economic conditions in China and management’s expectations of future economic trends, (ii) changes in China’s Essential Drug Laws, (iii) the PRC Central Government’s policy designating lists of specific drugs eligible for reimbursement, (iv) consumers’ preference for drug delivery systems in the forms of pills, tablets and ingestible liquids, and (v) competition from other drug manufacturing companies within China. Based on these factors, management determined that the Company will streamline its operations to focus on the continued distribution of Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules and certain other products. As a consequence, management determined that it would be in the best interests of the Company and its stockholders to commit to a plan of (i) fully abandoning plans to create new products from a limited number of formulas purchase in 2005, and (ii) indefinitely suspending plans to develop and produce a more diversified portfolio that would be derived from a series of other approved formulas that the Company purchased in 2010 and 2005.

As a result, the Company (i) recorded an impairment charge of $1,688,486 for the aggregate carrying amount of certain product formulas that the Company will abandoned in their entirety, and (ii) reclassified $10,177,614 for the carrying amount of certain other product formulas that the Company will hold as defensive assets. Formulas to be held as defensive assets will be amortized over a period of 8 years (Note 6).

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $3,159,206 and $14,813,455 for the three and nine-month periods ended March 31, 2013. The Company’s cash flows from operations amounted to $7,873,829 for the nine months ended March 31, 2013. The Company had working capital of approximately $22,455,790 as of March 31, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in the private placement of convertible notes described above.

On August 8, 2011, the Company, through WFOE II, signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng for total purchase consideration of US$35,000,000 (paid in its RMB equivalent, of which US$6,000,000 was paid as of the Execution Date of the acquisition and the remaining $29,000,000 was payable in series of installments which the Company is at its discretion, could elect to defer (Note 11). The Company paid $19,700,000 to date (of which $10,000,000 was paid during the six months ended March 31. 2013) and elected to defer $15,300,000. The Company also made $2,472,815 of individual income tax payments to tax authorities on behalf of the former Yantai Tianzheng shareholders concurrent with the $10,000,000 of principal payments. The tax payments made on behalf of the former Yantai Tianzheng shareholders were applied as a reduction of the remaining principal balance of the acquisition purchase price payable. As of March 31, 2013, the balance of $12,827,185 is payable as follows; $7,827,185 is due on August 8, 2014, and the remaining $5,000,000 is due on February 8, 2015.

The Company is expecting to gain the benefits of the economies of scale that management believes could be realized by having combined and streamlined the cost structures of the historical Bohai and the acquired Yantai Tianzheng businesses. As described above, the Company has committed to a plan of streamlining the combined business around a more focused portfolio of products that include non-prescription drug products acquired as part of the Yantai Tianzheng’s product portfolio.

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.07 million (RMB 19.5 million). Management estimates that construction is 85% completed and that the project will be completed by October 2013. The remaining commitment of the contract amounted to approximately $1.02 million (RMB 6.4 million) as of March 31, 2013.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19 million (RMB 120,000,000). As of March 31, 2013, the Company paid $6.37M (RMB 40,000,000). The Company is obligated to make two remaining installment payments of $6.37M (RMB 40,000,000) each by June 30, 2013 and December 31, 2013 (see Note 7).

The Company is also required to repay the remaining $8,464,500 convertible notes balance, which pursuant to four amendments to the original notes, is currently due on an extended maturity date of April 5, 2013. The Company is currently working with Euro Pacific as representative of the Investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes from April 5, 2013 to April 5, 2014. In connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum) on each of April 5, 2013, October 5, 2013 and April 5, 2014.As of the date of this Quarterly Report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

As described elsewhere herein, the Company has at times, been in temporary default of its obligation to repay the convertible notes at previously extended maturity dates. The Company is currently on default under the terms of the latest extended loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than it would continue to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards integrating the business of Yantai Tianzheng, and subsequent commitment to focus on a more streamlined higher margin product portfolio, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least April 1, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

The Company will require significant additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to generate sufficient operating cash flows or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities (as was done recently when the Company determined to streamline its operations to focus on the continued distribution of a smaller number of key products as described in Note 1 above), suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses. There is a material risk, and management cannot provide any assurances, that the Company will be able to raise additional capital if needed. The Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

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

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the condensed consolidated balance sheets are as follows:

	March 31,	June 30,
	2013 (unaudited)	2012

Total current assets*	$56,653,021	$51,470,381
Total assets*	124,629,598	99,899,826
Total current liabilities**	24,275,690	11,689,137
Total liabilities**	$27,799,131	$15,277,230

*           Includes intercompany accounts in the amounts of $25,709,923 and $20,338,295 in current assets as of March 31, 2013 and June 30, 2012, respectively, that were eliminated in consolidation.

**          Includes intercompany accounts in the amounts of $3,462,798 and $2,490,528 in current liabilities as of March 31, 2013 and June 30, 2012, respectively, that were eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2012, filed on September 28, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Restricted Cash

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. Escrow account balances amounted to $8,454,021 and $9,449,905 as of March 31, 2013 and June 30, 2012, respectively. As of March 31, 2013, the Company had one escrow account in China amounting to $8,447,427 and one escrow account in US amounting to $6,594. As of June 30, 2012, the Company had one escrow account in China amounting to $9,343,870 and one escrow account in US amounting to $106,035.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of March 31, 2013 and June 30, 2012, management does not believe that any inventory reserves are necessary.

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

During the second quarter of our fiscal year ended June 30, 2013, we determined that we will no longer manufacture or seek to develop a market for ten of our products due to a change in our business strategy as more fully described in notes 1 and 2. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the quarter ended December 31, 2012. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of $10,177,615 to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that there formulas have an estimated useful life of 8 years as defensive assets.

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

The following table reflects gains and losses for the three and nine months ended March 31, 2013 for all financial assets and liabilities categorized as Level 3.

Three months (unaudited)
Liabilities:

Balance of warrant liabilities as of December 31, 2012	$0
Change in the fair value of warrant liabilities	0
Balance of warrant liabilities as of March 31, 2013	$0

Nine months (unaudited)
Liabilities:

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of March 31, 2013	$0

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

The warrants expired on January 5, 2013. At the expiration time, the portion of this warrant not exercised prior thereto shall be and become void and of no value and this warrant shall be terminated and shall no longer be outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Period end US$: RMB exchange rate	6.2741	6.3185
Average periodic US$: RMB exchange rate	6.3000	6.3626

Period end US$: RMB exchange rate as of June 30, 2012 is 6.3143. The RMB is not freely convertible into any other currencies. In addition, all foreign exchange transactions in the PRC must be conducted through authorized institutions. Accordingly, management cannot provide any assurance that the RMB underlying the condensed consolidated financial statement amounts could have been, or could be, converted into US dollars at the exchange rates used to translate the functional currency into the reporting currency.

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

We account for sales returns by establishing an accrual in an amount equal to management’s estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on the Company’s historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. For the three and nine months ended March 31, 2013 and 2012, the Company’s sales return rate is low and deemed immaterial and accordingly, no provision for sales returns was recorded.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $216,032 and $336,813 for the three months ended March 31, 2013 and 2012, respectively. Shipping costs amounted to $770,013 and $970,542 for the nine months ended March 31, 2013 and 2012, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses amounted to $127,643 and $1,931,103 for the three months ended March 31, 2013 and 2012, respectively. Advertising expenses included in selling, general and administrative expenses amounted to $127,643 and $3,347,822 for the nine months ended March 31, 2013 and 2012, respectively.

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

Earnings per Share

We report earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation of diluted shares in periods for which they have an anti-dilutive effect. Diluted shares underlying stock options and common stock purchase warrants are included in the determination of diluted earnings per share using the treasury stock method. Diluted shares underlying convertible debt obligations are included in the determination of diluted loss per share using the “if converted” method (Note 13).

4.	INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2013 (unaudited)	2012

Raw materials	$2,091,824	$2,079,480
Work in progress	523,414	882,005
Finished goods	487,063	834,430
Total inventories	$3,102,301	$3,795,915

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2013 (unaudited)	2012

Buildings	$8,985,752	$8,928,545
Plant equipment	3,103,169	2,490,764
Office equipment	234,596	208,539
Motor vehicles	287,441	285,610
Total	12,610,958	11,913,458

Less: accumulated depreciation	(2,631,405)	(2,188,340)
Construction in progress	2,131,921	1,956,154

Property, plant and equipment, net	$12,111,474	$11,681,272

Depreciation expense for property, plant and equipment for the three months ended March 31, 2013 and 2012 amounted to $139,789 and $142,733, respectively. Depreciation expense for property, plant and equipment for the nine months ended March 31, 2013 and 2012 amounted to $427,279 and $ 379,124, respectively.

On June 8, 2010, Yantai Huanghai Construction Co. signed an agreement with Yantai Tianzheng to perform certain portions of a factory construction located at the premises of Yantai Tianzheng. The total contract price is approximately $3.07 million (RMB 19.5 million) and the construction is estimated to be completed by the end of April 2013. The remaining commitment of the contract was approximately $1.02 million (RMB 6.4 million) as of March 31, 2013.

6.	INDEFINITE LIVED INTANGIBLE ASSETS – PHARMACEUTICAL FORMULAS

The Company purchased, and currently owns exclusive rights to, a series of pharmaceutical formulas that were approved by the SFDA. This asset includes 12 formulas that are included in the Chinese government’s Essential Drug List (“EDL”) and 25 medicines included in the National Drug Reimbursement List (“NDRL”). The intellectual property underlying these formulas can be renewed every 5 years without limitation for a nominal fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable.

Pharmaceutical formulas with indefinite lives consist of the following:

	March 31, 2013 (unaudited)	June 30, 2012

Pharmaceutical formulas, without amortization, at cost	$13,899,132	$25,610,557

During the three months period ended December 31, 2012, the Company recorded an impairment charge of $1,688,486,for a limited number of products formulas purchased in 2005 that will no longer be used to develop products. The Company also reclassified $10,177,614 for the cost of certain other SFDA approved drug formulas that the Company will retain as defensive assets, to other intangible assets (Notes 1 and 2). The Company has made a determination that that is in the Company best interests to retain these formulas to mitigate competition and provide the Company with the option of using them in future development efforts should it be advantageous to do so.

7.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	March 31,	June 30,
	2013 (unaudited)	2012

Land use rights, at cost	$39,496,560	$20,240,623
Less: Accumulated amortization	(2,162,031)	(1,501,326)
Intangible assets – land use rights, net	$37,334,529	$18,739,297

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost paid of approximately $19m (RMB 120,000,000). As of March 31, 2013, the Company has made a payment of $6.37M (RMB 40,000,000). The Company is obligated to make two remaining installment payments of $6.37M each by June 30, 2013 and December 31, 2013.

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $259,027 and $154,252 for the three months ended March 31, 2013 and 2012, respectively.

Amortization expense for land use rights amounted to $648,409 and $427,133 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization is calculated over a period of 30-50 years. Amortization of land use rights for fiscal years ending subsequent to March 31, 2013 is as follows:

Amortization
Remainder of FY2013	$259,027
2014	1,036,106
2015	1,036,106
2016	1,036,106
2017	1,036,106
Thereafter	32,931,078
Total	$37,334,529

8.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net includes customer relationships and certain prescription drug product formulas. The Company acquired these assets in its business combination with Yantai Tianzheng. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas are amortized on a straight line basis over periods of 7 to 8 years.

$10,177,614 for the carrying amount of certain other product formulas that the Company will hold as defensive assets reclassified from indefinite life drug formulas that will be amortized over a period of 8 years.

Other intangible assets at March 31, 2013 as follow:

	Customer	YTP Drug	Defensive
	Relationships	Formulas	Drug formulas	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost	$14,578,346	$10,186,481	$10,177,614	$34,942,441

Accumulated Amortization	(3,247,796)	(2,235,478)	(636,101)	(6,119,375)

Net carrying amount	$11,330,550	$7,951,003	$9,541,513	$28,823,066

Amortization expense for customer relationships amounted to $463,396 and $460,711 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for customer relationships amounted to $1,386,190 and $1,382,132 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization expense for YTP drug formulas amounted to $320,325 and $0 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for YTP drug formulas amounted to $958,212 and $0 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization expense for defensive drug formulas amounted to $317,200 and $0 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for defensive drug formulas amounted to $633,486 and $0 for the nine months ended March 31, 2013 and 2012, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to March 31, 2013 is as follows:

Amortization
Remainder of FY2013	$1,098,210
2014	4,392,842
2015	4,392,842
2016	4,392,842
2017	4,392,842
Thereafter	10,153,488
Total	$28,823,066

9.	ACCRUED EXPENSES

Accrued expense consists of the following:

	March 31,	June 30,
	2013 (unaudited)	2012

Other accrued expense	$797,149	$1,557,472
Sales representatives commission and expenses	3,246,027	3,778,996
Other taxes payable	1,750,283	1,879,334
Compensation and related cost	282,816	357,975
Interest	1,029,846	516,269
Advertising expense	0	388,008
Total	$7,106,121	$8,478,054

10.	CONVERTIBLE PROMISSORY NOTES IN DEFAULT AND DUE ON DEMAND

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

The Notes originally bore interest at 8% per annum, payable quarterly in arrears on the last day of each fiscal quarter of the Company. Principal was originally due on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.00 per share, subject to adjustments for certain anti-dilution provisions.

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $720,196 for the three months ended March 31, 2013 and 2012, respectively. Accretion of the note discount amounted to $0 and $9,317,898 for the nine months ended March 31, 2013 and 2012, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $253,935 and $1,073,302for the three months ended March 31, 2013 and 2012, respectively. Original contractual effective interest expense amounted to $815,326 and $10,561,143 for the nine months ended March 31, 2013 and 2012, respectively.

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

On December 31, 2011, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum) on each of April 5, 2013, October 5, 2013 and April 5, 2014.

On June 27, 2012, Euro Pacific also agreed to release us from certain restrictions on our ability to incur debt, to incur liens or to make capital expenditures as stipulated in the note agreement. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company has been and is currently in temporary default of this obligation at previously extended maturity dates. Should the Company be unable to repay the notes in time and in the absence of a further extension of the maturity date, this circumstance would constitute an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than it would continue to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

As of March 31, 2013 and June 30, 2012, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur.

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

As of March 31, 2013, $19,700,000 was paid. The Company also made $2,472,815 of individual withholding tax payments on behalf of the former Yantai Tianzheng shareholders including $10,000,000 of principal paid during the three months ended March 31, 2013. The $2,472,815 of withholding tax payments were applied as a reduction of the remaining balance of the acquisition purchase price payable. As of March 31, 2013, the balance of $12,827,185 is payable as follows; $7,827,185 is due on August 8, 2014, and the remaining $5,000,000 is due on February 8, 2015.

12.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,345,509 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of March 31, 2013, the Company has paid $2,087,159 (RMB 13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,087,159 (RMB 13,095,044) have been expensed. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project. Research and development costs associated with this contract amounted to $0 for the nine months ended March 31, 2013 and 2012.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	Three months	Three months		Nine months		Nine months
	ended	ended		ended		ended
	March 31,	March 31,		March 31,		March 31,
	2013 (unaudited)	2012 (unaudited)		2013 (unaudited)		2012 (unaudited)

Shandong Yantai Medicine Procurement and Supply Station	43.2%	16.2%		31.8%		13.4%
Anhui DeChang Pharmaceutical Co. Ltd.	* %	14.5%		*	%	16.1%
Shanxi Guangsheng Capsule Co., Ltd.	10.4%	*	%	*	%	*	%
Yantai Tianyi Bee Technology Development Co., Ltd.	10.2%	*	%	*	%	*	%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $2,290,299 as of March 31, 2013 that was fulfilled upon the delivery of the goods in April 2013.

(c)	Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 29.2%, 12.3%, 22.9%, 12.8% and 19.6%, respectively, of total sales for the three months ended March 31, 2013.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 31.0%, 12.1%, 18.2%, 11.8% and 17.7%, respectively, of total sales for the nine months ended March 31, 2013.

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

At March 31, 2013 and June 30, 2012, the Company’s cash balances by geographic area were as follows:

	March 31,		June 30,
	2013 (unaudited)		2012
Country:
United States	$13,602	0.36%	$23,406	0.13%
China	3,741,998	99.64%	18,362,882	99.87%
Total cash and cash equivalents	$3,755,600	100%	$18,386,288	100%

(f)	Certificate of land use right

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

Business insurance is not readily available in the PRC. To the extent that the Company suffers a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, the Company would incur significant expenses in both defending any action and in paying any claims that could result from a settlement or judgment.

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

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income available to common stockholders-basic	$3,159,206	$5,303,918	$14,813,455	$6,664,200
Effective interest on convertible notes and amortization of debt issue costs	253,935	1,073,302	815,326	10,561,142
Net income available for common shareholders – diluted	$3,413,141	$6,377,220	$15,628,781	$17,225,342

Weighted average number of common shares outstanding - basic	17,861,085	17,861,085	17,861,085	17,861,085
Common shares if converted from Convertible Debt	4,232,250	5,225,000	4,232,250	5,225,000
Weighted average number of common shares outstanding - diluted	22,093,335	23,086,085	22,093,335	23,086,085

Earnings (loss) per share:
Basic	$0.18	$0.30	$0.83	$0.37
Diluted	$0.15	$0.28	$0.71	$0.37

14.	OPERATING EXPENSE

For the three and nine months ended March 31, 2013 and 2012, operating expenses consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)

Sales Commissions	$17,740,073	$17,048,785	$53,897,326	$43,716,262
Advertising expense	127,643	226,328	127,643	3,347,822
Audit fees and consulting expenses	18,432	8,226	200,708	74,477
Depreciation and amortization	1,378,027	634,116	3,680,122	1,881,177
Staff costs (salary & welfare)	1,399,910	827,459	2,406,436	1,922,393
Other operating expenses	1,190,035	1,042,714	3,597,902	3,805,978
Impairment of drug formula	0	0	1,688,486	0

Total Operating expenses	$21,854,120	$19,787,628	$65,598,623	$54,748,109

15.	INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada. The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $9,000,000 and expire through 2031. The Company has fully reserved for these and all other deferred tax assets generated in the Company’s US operations since it currently more likely than not that those assets will not be realized in future periods.

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

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIEs structure, the Company has to rely on contract right to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Yantai Bohai Pharmaceuticals Group Co. Ltd. The VIE Agreements are subject to significant risks as set forth in the following risk factors.

•	The PRC government may determine that the VIE Agreements used to control the Company’s operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

•	There are risks involved with the operation of Bohai under the VIE Agreements. The Company has been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

•	The Company depend upon the VIE Agreements in conducting its production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

•	The Company conduct its production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from the Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, the Company may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that the Company may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce the VIE Agreements.

•	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

•	The Company could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of the Company for PRC tax purposes which could result in higher tax liability

17.	SUBSEQUENT EVENTS

On May 7, 2013, the Company entered into a $4,776,000 credit arrangement (RMB 30,000,000) , with Weihai City Commercial Bank (the “Bank”). The current amount of credit owed to the Bank under the facility obtained in May 7, 2013 has a 6 month maturity. The Company paid a facility fee of approximately $4,800 to the bank at the inception of the arrangement. The Company entered into this credit following its execution of third party guaranty arrangement between the Company, the Bank and Laishan public assets management LLP (“Laishan”) in April 2013 (the “Guaranty”). Under the terms of the Guaranty, Laishan has agreed to act as guarantor of up to $4,776,000 (RMB 30,000,000) of any credit extended by the Bank to the Company at any time during the period of April 25, 2013 through April 25, 2014. Any amounts due to Laishan pursuant to the terms of the Guaranty shall be subordinate to any amounts owed to the Bank.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the nine months ended March 31, 2013, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, were eligible for reimbursement under China’s National Medical Insurance Program (or NRDL). In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. As a significant development, Lung Nourishing Syrup, one of the Company's key products, has been included in the new national "Essential Drugs List" (or EDL) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, the Company , through Yantai Tianzheng, manufactures another product, Fangfengtongsheng Granule, which was listed in the 2009 version and is again included in the new EDL. The Company believes the inclusion on EDL and/or NRDL would significantly increase the marketability of our products because inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. All rural hospitals/clinics in China have been mandated by law to limit their prescriptions to just EDL listed products. All level 2 and above hospitals in China have been mandated by law to limit their prescriptions to EDL and NRDL listed products. The inclusion on the EDL would thus substantially expand the distribution network for Lung Nourishing Syrup and Fangfengtongsheng Granule, especially in the rural areas, where a majority of China's population resides. In addition, Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures two of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule, as discussed above, has an exclusive status and is on the EDL and NDRL, and Zhengxintai Capsule is in the process of renewal for its protective status and is currently under the NDRL.

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

Recent Developments

During the nine months ended March 31, 2013, management performed an evaluation of the Company’s product portfolio based on a confluence of factors that have emerged within China’s pharmaceutical industry and consumer markets. These factors principally include, but are not necessarily limited to (i) current economic conditions in China and management’s expectations of future economic trends, (ii) changes in China’s Essential Drug Laws, (iii) the PRC Central Government’s policy designating lists of specific drugs eligible for reimbursement, (iv) consumers’ preference for drug delivery systems in the forms of pills, tablets and ingestible liquids, and (v) competition from other drug manufacturing companies within China. Based on these factors, management has determined that the Company will streamline its operations to focus on the continued distribution of Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules and certain other products. As a consequence, management determined that it would be in the best interests of our company and its stockholders to commit to fully ceasing or suspending indefinitely plans to develop and produce a more diversified portfolio that would be derived from a series of approved formulas that the Company purchased in 2010.

As a result, the Company (i) recorded an impairment charge of $1,688,486 for the aggregate carrying amount of certain product formulas that the Company will abandon in their entirety, and (ii) reclassified $10,177,615 for the carrying amount of certain other product formulas that the Company will hold as defensive assets. Management believes it is in the best interests of the Company and its stockholders to retain ownership of these formulas, which are approved by the SFDA, to mitigate the risks of competition and provide the Company with the option of using the formulas to develop products in the future should it be advantageous to do so.

On November 5, 2012, the Company acquired land use right with respect to a 266,668 square meters land located in high-tech development district of Laishan district. The land use right grants to the Company the right to use the land for a period of 50 years at a total cost of approximately $19 million (RMB 120,000,000). As of March 31, 2013, the Company paid $6.37M (RMB 40,000,000). The Company is obligated to make two remaining installment payments of $6.37M (RMB 40,000,000) each by June 30, 2013 and December 31, 2013. The Company plans to build workshops, logistic system and R&D centre on the land to better prepare the Company for the future development.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Lung Nourishing Syrup	22.9%	16.0%	18.2%	16.8%
Tongbi Capsules	29.2%	22.3%	31.0%	22.6%
Tongbi Tablets	12.3%	8.8%	12.1%	9.1%
Zhengxintai Capsule	12.8%	11.1%	11.8%	10.4%
Fangfengtongsheng Granule	19.6%	20.5%	17.7%	18.3%
Other Products	3.2%	21.3%	9.2%	22.8%
Total Sales	100%	100%	100%	100%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top five products, and we recently shifted our corporate strategy to focus primarily on such seven products.

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

Price Control of Drugs by PRC Government and SDRC

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for retail price controls over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by the Chinese government, China’s immense market, and our protected drugs, management believes that there is continuous growth potential for TCM in China.

Operating Results

Comparison of the three months ended March 31, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 formulas) in China during the three months ended March 31, 2013. We made a strategic decision to focus on products described from our top seven formulas. Net revenues for the three months ended March 31, 2013 decreased by $1,451,223, or 4.0%, to $34,786,624 as compared to $36,237,847 for the three months ended March 31, 2012. Net revenues were $23,492,378 and $11,294,246 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2013. Net revenues were $23,601,089 and $12,636,758 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2012. Revenue from Bohai remained stable for the quarter ended March 31, 2013 compared to the same period last year. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets are three lead products in Bohai and together accounted for over 95.4% of our total net revenues for Bohai for the quarter ended March 31, 2013. Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shangtongning Tablets are four lead products in Bohai and together accounted for over 82.0% of our total net revenues for Bohai for the quarter ended March 31, 2012. We have discontinued production of 11 of our products recently.  The increased revenue from Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets offset the decrease sales from discontinued products. Our leading Bohai products are listed for coverage and eligible for reimbursement under China national medical insurance program. The decrease in Tianzheng’s revenue was primarily attributing to our decision to no longer produce Tianzheng Niuhuang Xiaoyan Tablets and Tongmai Granule. Sale of our prescription drug products for the three months ended March 31, 2013 represented 74% of total net revenue compared to 78% for the same period in last year. The decrease in prescription drug sales relates to our decision to focus on selling more OTC products during the three months ended March 31, 2013.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended March 31, 2013 was $8,282,141 as compared to $8,180,762 for the three months ended March 31, 2012, representing an increase of $101,379, or 1.2%. Cost of revenues were $5,486,951 and $2,795,190 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2013. Cost of revenues were $4,751,410 and $3,429,352 for Bohai and Yantai Tianzheng, respectively, for the three months ended March 31, 2012. The increase in cost of revenues for the three months ended March 31, 2013, compared to the same period in last year, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $26,504,483 for the three months ended March 31, 2013, as compared to $28,057,085 for the same period in 2012, representing a decrease of $1,552,602, or 5.5%, over the same period in 2012. The decrease of the gross profit is mainly due to decreased revenues and increased cost of revenues.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 1.6% from 77.4% to 76.2% this fiscal quarter at March 31, 2013, as compared to the same period in 2012.The decrease of the gross profit margin is attributable to the average cost of revenue increased faster than the average selling price did.

Operating Expenses

Our operating expenses increased by $2,066,492 or 10.4% to $21,854,120, for the three months ended March 31, 2013, as compared to $19,787,628 for the same fiscal period in 2012. The overall increase in selling, general, and administrative expenses was mainly related to increased amortization expenses, sales commissions and staff related expenses. The percentage of operating expenses to net revenues was 62.8% and 54.6% for the three months ended March 31, 2013 and 2012, respectively, representing an increase of 15.1% as a percentage of net revenues. The increase of percentage of net revenue is due to more rapid increase in operating expense than the increase in net revenue this quarter compared to the same period last year.

Sales commissions increased by $691,288 or 4% to $17,740,073, for the three months ended March 31, 2013, as compared to $17,048,785 for the same fiscal period in 2012. Sales commissions represent 51.0% and 47.0% of total revenue for the three months ended March 31, 2013 and 2012, respectively. This is because the Company sold more products with high stipulated ratio of sales commissions than the same period last year.

Depreciation and amortization expenses increased by $743,912 or 117% to $1,378,027 for the three months ended March 31, 2013, as compared to $634,116 for the same fiscal period in 2012.. The Company reclassified $10,177,615 for the carrying amount of certain product formulas that the Company will hold as defensive assets that will be amortized over a period of 8 years commencing from October 1, 2012. Amortization expense for defensive drug formulas amounted to $317,200 and $0 for the three months ended March 31, 2013 and 2012, respectively. The increase is also due to increased intangible assets including acquisition of land use right for $19,021,652 on November 5, 2012. Amortization expense for land use rights amounted to $259,027 and $154,252 for the three months ended March 31, 2013 and 2012, respectively.

Staff expenses increased by $572,451 or 69% to $1,399,910 for the three months ended March 31, 2013, as compared to $827,459 for the same fiscal period in 2012.The Company paid bonus amounted to $958,696 and $698,425 for the three months ended March 31, 2013 and 2012, respectively.

Other operating expenses amounted to $1,190,034 and $1,042,714 for the three months ended March 31, 2013 and 2012, respectively.

Total Other Income (Expenses)

Total other income (expenses) is comprised of interest income (expenses), changes in fair value of derivative instruments and other income (expenses). Total other expenses were $454,276 for the three months ended March 31, 2013 compared to total other expenses of $791,411 for the period ended March 31, 2012, a decrease of total other expenses of $337,135. The decrease in total other expenses were principally due to a net decrease of $663,343 for interest expenses and a net increase in non-cash expense in fair value of warrants for $317,986 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible notes is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum) on each of April 5, 2013, October 5, 2013 and April 5, 2014. There is no written agreement related to the foregoing as of the date of this Quarterly Report and we cannot assure you that such agreement will be entered into. Contractual interest expense amounted to $253,935 and $1,073,302for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there were 4,232,250 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes (see Note 10).

Provision for Income Tax

Our provision for income taxes for the three months ended March 31, 2013 and 2012 were $1,036,881 and $2,174,128, a decrease of $1,137,247, or 52.3%, from this fiscal quarter to date over the same period last year. The decrease in provision for income tax was principally due to a decrease in taxable income under the PRC law from Bohai and from Yantai Tianzheng. The effective income tax rates were 25% and 29% for the three months ended March 31, 2013 and 2012, respectively.

Net Income

We had a net income of $3,159,206 for the three months ended March 31, 2013, as compared to net income of $5,303,918 for the three months ended March 31, 2012, a decrease in net income of $2,144,172, or 40.4%. This translates into basic earnings (loss) per common share of $0.18 and $0.30, and diluted earnings per common share of $0.14 and $0.28, for the three months ended March 31, 2013 and 2012, respectively. The decrease in net income was primarily attributable to a decrease in total gross profit of $1,552,602 and a decrease in total other expenses (resulting from mostly effective interest charges) of $337,135, offset by an increase in operating expenses of $2,066,492 for this fiscal quarter as compared to the same period of prior year.

Net income margin was 9.1% for the three months ended March 31, 2013 as compared to net income margin 14.6% for the same period last year, a decrease of 38.0%. The decrease was mainly due to decrease in gross profit and increased selling and general and administrative expenses.

Total other income included a non-cash charge in effective interest expenses of $0 for the three months ended March 31, 2013 compared to $731,808 for the same period in 2012.

Total other income for the three months ended March 31, 2013 also comprised of a non-cash credit for fair value of warrants of $0.

Comparison of the nine months ended March 31, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 20 traditional Chinese medicines (corresponding to 16 drug formulas) in China during the nine months ended March 31, 2013.We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of Yantai Tianzheng on August 8, 2012, but have recently made the strategic choice to narrow our focus to just our top 11 products (corresponding to 7 drug formulas). Net revenues for the nine months ended March 31, 2013 increased by $10,065,361, or 10.0%, to $111,067,950 as compared to $101,002,589 for the nine months ended March 31, 2012. Net revenues were $77,022,160 and $34,045,790 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2013. Net revenues were $68,818,996 and $32,183,593 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 26.1% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shangtongning Tablets, which together accounted for over 92.7% of our total net revenues for Bohai for the nine months ended March 31, 2013. Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shangtongning Tablets together accounted for over 78.4% of our total net revenues for Bohai for the nine months ended March 31, 2012.We stopped production of and Shangtongning Tablets since October 2012. The increased revenue from Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets offset the decreased sales from Shangtongning Tablets. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The increase in Tianzheng’s revenue was primarily due to a net increase of 11.9% in revenue derived from our two lead products in Tianzheng: Zhengxintai Capsule, Fangfengtongsheng Granule. The sale of our prescription drug products for the nine months ended March 31, 2013 represented 78% of total net revenue compared to 77 % for the same period in last year. The increase in prescription sales was primary due to increases in sales volume of our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. The increase of the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients. The increase of the revenue is also a result of the increased sales caused by the temporary revised commission policy that increased the 5% of the stipulated ratio from July to December, 2012.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the nine months ended March 31, 2013 was $25,506,506 as compared to $23,106,879 for the nine months ended March 31, 2012, representing an increase of $2,399,627, or 10.4%. Cost of revenues were $16,808,480 and $8,698,026 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2013. Cost of revenues were $14,440,286 and $8,666,593 for Bohai and Yantai Tianzheng, respectively, for the nine months ended March 31, 2012. The increase in cost of revenues for the nine months ended March 31, 2013, compared to the same period in last year, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $85,561,444 for the nine months ended March 31, 2013, as compared to $77,895,710 for the same period in 2012, representing an increase of $7,665,734, or 9.8%, over the same period in 2012. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 0.1% from 77.1% to 77.0% this first three fiscal quarters at March 31, 2013, as compared to the same period in 2012.

Operating Expenses

Our operating expenses increased by $10,850,514 or 19.8% to $65,598,623, for the nine months ended March 31, 2013, as compared to $54,748,109 for the same fiscal period in 2012. The overall increase in selling, general, and administrative expenses was due to increased sales commissions in line with an overall increase in sales activities, increased impairment cost, increased salary and welfare cost, and increased amortization expenses offset by decreased advertisement cost. The percentage of operating expenses to net revenues was 59.1% and 54.2% for the nine months ended March 31, 2013 and 2012, respectively, representing an increase of 9.0% as a percentage of net revenues. The increase of percentage of net revenue is because operating expenses increased faster than the increase of revenue this period compared to the same period last year.

Sales commissions increased by $10,181,064 or 23% to $53,897,326 for the nine months ended March 31, 2013, as compared to $43,716,262 for the same fiscal period in 2012. Sales commissions accounted for 48.5% and 43.3% of the total revenue for the nine months ended March 31, 2013 and 2012, respectively. The Company increased commission rates for key products as part of its strategy to streamline operation around a more focused product portfolio during the six months ended December 31, 2012. The company also increased commission rates on certain products lines that are being discontinued in order to clear such inventories from stock.

Depreciation and amortization expenses increased by $1,798,945 or 96% to $3,680,122 for the nine months ended March 31, 2013, as compared to $1,881,177 for the same fiscal period in 2012. The Company reclassified $10,177,615 for the carrying amount of certain other product formulas that the Company will hold as defensive assets that will be amortized over a period of 8 years commencing from October 1, 2012. Amortization expense for defensive drug formulas amounted to $633,486 and $0 for the nine months ended March 31, 2013 and 2012, respectively. The increase is also due to increased intangible assets including acquisition of land use right for $19,021,652 on November 5, 2012. Amortization expense for land use rights amounted to $648,409 and $427,133 for the nine months ended March 31, 2013 and 2012, respectively.

Advertising expenses are charged to expense as incurred. Advertising expenses decreased by $ 3,220,179 or 96% to $127,643 for the nine months ended March 31, 2013, as compared to $3,347,822 for the same fiscal period in 2012. The Company did TV advertising in 2012 and incurred approximately $1,860,000 advertising expenses for the nine months ended March 31, 2012. The Company switched to airline advertisement during the nine months ended March 31, 2013 and the expenses for such advertisement decreased by approximately $1,136,000 compared with the same period last year.

Other operating expenses amounted to $3,597,902 and $3,805,978 for the nine months ended March 31, 2013 and 2012, respectively.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other income were $172,661 for the nine months ended March 31, 2013 compared to total other expenses of $10,194,622 for the period ended March 31, 2012, a decrease of total other expenses of $10,021,961. The decrease in total other expenses were principally due to a net decrease of $9,298,060 for interest expenses and a net increase in non-cash income in fair value of warrants for $752,512 for convertible notes in connection with our private placement on January 5, 2010. The effective interest expense for convertible notes is calculated using a constant effective interest rate, applied to the carrying value of the notes each month. As the carrying value increases, so does the interest expense.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum) on each of April 5, 2013, October 5, 2013 and April 5, 2014. There is no written agreement related to the foregoing as of the date of this Quarterly Report and we cannot assure you that such agreement will be entered into.

Contractual interest expense amounted to $815,326 and $10,561,143 for the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there were 4,232,250 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes (see Note 10).

Provision for Income Tax

Our provision for income taxes for the nine months ended March 31, 2013 and 2012 were $4,976,705 and $6,288,779, a decrease of $1,312,074, or 20.9%, from this fiscal quarter to date over the same period last year. The decrease in provision for income tax was principally due to a decrease in taxable income under the PRC law from Bohai and from Yantai Tianzheng. The effective income tax rates were 25% and 49% for the nine months ended March 31, 2013 and 2012, respectively.

Net Income

We had a net income of $14,813,455 for the nine months ended March 31, 2013, as compared to net income of $6,664,200 for the nine months ended March 31, 2012, an increase in net income of $8,149,155, or 122.3%. This translates into basic earnings per common share of $0.83 and $0.37, and diluted earnings per common share of $0.67 and $0.37, for the nine months ended March 31, 2013 and 2012, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $7,665,734 and a decrease in total other expenses (resulting from mostly effective interest charges) of $10,021,961, offset by an increase in operating expenses of $10,850,514 for this first three fiscal quarters as compared to the same period of prior year.

Net income margin was 13.3% for the nine months ended March 31, 2013 as compared to net income margin 6.6% for the same period last year, an increase of 6.7%. The increase was mainly due to the net decrease in certain non-cash activities such as effective interest charges from convertible notes and increase in gross profit, offset by increased selling and general and administrative expenses.

Total other income included a non-cash charge in effective interest expenses of $0 for the nine months ended March 31, 2013 compared to $9,747,509 for the same period in 2012.

Total other income for the nine months ended March 31, 2013 also comprised of a non-cash credit for fair value of warrants of $1,211,236.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2013, we had cash and cash equivalents of $3,755,600 and restricted cash of $8,454,021, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the nine months ended
	March 31
	2013 (unaudited)	2012 (unaudited)
Net cash provided by operating activities	$7,873,829	$15,695,561
Net cash used in investing activities	(21,079,479)	(9,444,143)
Net cash (used in) provided by financing activities	(1,559,151)	3,240,921
Effect of foreign currency translation on cash and cash equivalents	134,113	207,491
Net increase in cash and cash equivalents	$(14,630,688)	$9,699,830

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $7,873,829 for the nine months ended March 31, 2013 as compared to net cash provided by operating activities of $15,695,561 for the nine months ended March 31, 2012. The decrease in net cash provided by operating activities, for the nine months ended March 31, 2013 compared to the same period 2012, was primarily due to increased net income of $8.1 million, increased inventories of $1.5 million, increased impairment of amortization $1.7 million, increased depreciation and amortization of $1.8 million, offset by a decrease of $9.3 million in the effective interest on convertible notes, an increase of $6.7 million in accounts receivables, and an increase in accrued expenses of $2.7 million. We expect our cash flow from operating activities to maintain a positive flow due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $21,079,479 for the nine months ended March 31, 2013 and $9,444,143 for the nine months ended March 31, 2012. The net increase in cash used in investing activities was due to a cash payment of approximately $12,472,815 for our Yantai Tianzheng acquisitions and a cash payment of $6.3 million from land use rights for the quarter ended March 31, 2013.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities totaled $1,559,151 for the nine months ended March 31, 2013 as compared to net cash provided by financing activities of $3,240,921 for the same period in 2012. The reason for the decrease in cash provided by financing activities was due to a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO) the nine months ended March 31, 2012. Mr. Qu made a permanent equity capital contribution of approximately $6.3 million (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of March 31, 2013, we had cash of $3,755,600 as compared to $18,386,288 as of June 30, 2012, a decrease of $14,630,688. This decrease was due primarily to an increase in net income of approximately $8.1 million, an increase of inventories of $1.5 million, offset by increased accounts receivable of $6.7 million, purchase of land use right of $6.3 million, a decrease of $9.3 million in the effective interest on convertible notes, and decreased capital contribution by shareholder of $6.3 million.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund two significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the repayment our convertible promissory ($8.465 million due on demand as of March 31, 2013); and

(ii)	the payment of approximately $12,751,000 payable in 2013 for a new land use right we acquired in November 2012 (due in two equal installments at June 30 and December 31, 2013).

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, intangible assets and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the nine months ended March 31, 2013.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (unaudited)
	Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$8,464,500	$8,464,500	$0	$0	$0

Construction In Process	1,016,660	1,016,660	0	0	0

Yantai Tianzheng acquisition	12,827,185	12,827,185	0	0	0

Land use right payable	12,750,833	12,750,833	0	0	0

Advertising	239,683	239,683	0	0	0

Equipment purchase	1,427,492	1,427,492	0	0	0

Contract Research and Development Arrangement	258,350	0	0	0	258,350

Total Contractual Obligations:	$36,984,703	$36,726,353	$0	$0	$258,350

Other than discussed above, there are no other foreseeable material commitments or contingencies as of March 31, 2013.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the nine months ended March 31, 2013. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Bohai Pharmaceuticals Group, Inc.

May 15, 2013	By:	/s/ Hongwei Qu
Hongwei Qu
Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

