Form 10-K
period 2013-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2013-09-27
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ending June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0697405
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o Yantai Bohai Pharmaceuticals Group Co. Ltd. No. 9 Daxin Road, Zhifu District Yantai, Shandong Province, China	264000
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on December 31, 2012, as reported on the OTCQB, was approximately $4.6 million.

As of September 27, 2013, there were 17,861,085 outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the

Fiscal Year Ended June 30, 2013

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation

☐	our ability to generate or obtain through financing sufficient working capital to (i) fund the acquisition of Yantai Tianzheng (currently $5 million is due); (ii) satisfy our obligations under our convertible notes which was past due on April 15, 2013 (currently $8,464,500 due) or (iii) otherwise to support our business plans;

☐	our ability to continue to integrate the business of Yantai Tianzheng and any future acquisitions into our business;

☐	our ability to improve the cost efficiency of our existing products and maintain their quality ;

☐	the availability of government granted rights to exclusively manufacture or co-manufacture our products;

☐	the availability of national healthcare reimbursement of our products;

☐	our ability to manage our expanding operations and continue to fill customers’ orders on time;

☐	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

☐	our ability to maintain or protect our intellectual property;

☐	our ability to maintain our proprietary technology;

☐	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;

☐	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

☐	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

☐	our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

-i-

PART I

As used throughout this Annual Report, the terms “BOPH,” “Company,” “we,” “us,” or “our” refer to Bohai Pharmaceuticals Group, Inc., a Nevada corporation, together with:

(i)           its wholly owned subsidiary, Chance High International Limited, a British Virgin Islands company (“Chance High”);

(ii)         Chance High’s wholly owned subsidiary, Yantai Shencaojishi Pharmaceuticals Co., Ltd., a PRC company (“WOFE”);

(iii)        Chance High’s wholly owned subsidiary, Yantai Nirui Pharmaceutical Co., Ltd., a PRC company (“WOFE II”);

(iv)         the WOFE’s variable interest entity, Yantai Bohai Pharmaceuticals Group Co., Ltd., a PRC company (“Bohai”), which is our initial operating subsidiary; and

(v)          WOFE II’s wholly owned subsidiary, Yantai Tianzheng Pharmaceutical Co., Ltd., a PRC company (“Yantai Tianzheng”), which we acquired in August 2011 and is our second operating subsidiary.

In this Annual Report, we sometimes refer to BOPH, Chance High, WOFE, WOFE II, Bohai and Yantai Tianzheng collectively as the “Group.”  As used in this Annual Report, “China” or “the PRC” refers to the People’s Republic of China.

Item 1.  Business.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine, or TCM.  We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases.  Our initial operating subsidiary Bohai obtained Drug Approval Numbers (or DANs) for 29 varieties of traditional Chinese herbal medicines in 2005, and an additional 14 varieties in December 2010.  Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 7 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine.  Of these 7 products, 4 are prescription drugs and 3 are over the counter (or OTC) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products.  In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (or EDL) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, the Company has another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government.   Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products.  Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

The Chinese government has previously awarded us exclusive rights to manufacture our Tongbi Capsules product. We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product. We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (which we refer to herein as the Certificate of Protection) issued by the SFDA for Tongbi Capsules and Shangtongning Tablets, which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted the application to extend such protection period for Tongbi Capsules on March 12, 2009.  The SFDA approved our request and the protection period for Tongbi Capsules has been extended to September 13, 2016.  We have decided to not  submit an extension of protection application for Shangtongning Tablets due to consideration with respect to time and cost related to such application, but will continue to manufacture this product. The fact of not being protected for Shangtongning Tablets is not going to affect our business significantly. Any producers, who want to produce the drug, need to apply to SFDA and the approval process is very strict and success rate is low.

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

We are focusing a significant portion of our marketing efforts on our Lung Nourishing Syrup and expect to continue this effort over the next several years. Lung Nourishing Syrup is an ingestible liquid product and one of our most popular products. Its main ingredient, Laiyang Pear, to our knowledge, is not available in other similar pharmaceutical products. We applied for a Chinese patent for Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis, which application was approved by the State Intellectual Property Office of the PRC on June 23, 2010.  The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007. Even when the patent is expired, any producers who want to produce the same product will be required to obtain approval from us, thus effectively making us the exclusive producer of Lung Nourishing Syrup. For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health.  We believe this represents an exceptional market opportunity.

Our business strategy also seeks to capitalize on PRC government programs established in early 2009 to extend health insurance coverage to previously uncovered Chinese citizens.  The PRC government’s health care policies are also designed to encourage the use of TCM and its approach to wellness and treatment of disease.  As a result, the government continues to expand the number of TCMs eligible for reimbursement under national medical insurance programs.  This has resulted in medical professionals working in the state-run medical facilities to increasingly prescribe and recommend TCM products of the type we manufacture and market.  The state-run facilities provide the majority of medical care in China.  Three of our lead products, Lung Nourishing Syrup and Tongbi Capsules and Tablets, are eligible for insurance reimbursement coverage, with others expected to follow.  Currently, public health officials in China are developing general consumer awareness of increasing problems and concerns with respiratory and lung health caused by pervasive national air pollution.  This nationwide epidemic is an unfortunate by-product of the robust development of China’s expansive manufacturing and industrial activities.  Increased air pollution is a cause and contributory factor to a range of acute respiratory illnesses including chronic conditions such as asthma.  As a result, we intend to significantly increase promotions for our Lung Nourishing Syrup.

As of the date of this Annual Report, we have approximately 827 employees operating from 19 offices throughout China.  As we are committed to strong sales efforts, approximately 315 of our employees are sales representatives.

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

We do, however, directly own our Yantai Tianzheng operating subsidiary through WOFE II.

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

In addition, pursuant to the terms of the Share Exchange Agreement, Anthony Zaradic, our former sole officer and director (“Zaradic”), cancelled a total of 1,500,000 shares of common stock owned by him.  As a further condition of the Share Exchange, effective as of January 5, 2010, Zaradic resigned from all of his positions with our company and Hongwei Qu (“Qu”), the former principal shareholder and Executive Director of Bohai, was appointed as our President, Chief Executive Officer.

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

On December 6, 2012, we and Euro Pacific entered into a Fourth Amendment to the Notes (the “Fourth Amendment”) to extend the maturity date thereof from October 5, 2012 to April 5, 2013 (such extra six month period, the “Third Extended Period”); and (ii) maintain the interest rate on the Notes at an annual rate of 12% (or 6% for the Third Extended Period).

The Company is currently in discussion with Euro Pacific to further amend the Notes to extend the maturity date to April 5, 2014. In connection with such extension, the Company is expected to enter into another amendment to the Note upon payment in an aggregate amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). As of the date of this Annual Report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached. The non-payment of the loan in the absence of an extension of the maturity date would constitute an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than the continued difficulty of repaying the loan from escrowed funds due to currency conversion restriction.

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

Acquisition of Yantai Tianzheng

On August 8, 2011, WOFE II entered into a Share Purchase Agreement (the “SPA”) pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng.  Under the terms of the SPA, WOFE II will purchase such shares from Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu.  The percentage interests owned by Mr. Chi, Ms. Wang and Mr. Yu in Yantai Tianzheng, are 60%, 30% and 10%, respectively.  The SPA also contained customary representations, warranties and covenants of the parties.  Mr. Chi (the majority shareholder of Yantai Tianzheng) also entered into an agreement related to his employment by Yantai Tianzheng, ownership of his future work products and certain confidentiality and non-compete obligations.

 The purchase price to be paid for Yantai Tianzheng is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price has been or will be made in the following installments:

1.           The first cash payment in the aggregate amount of $ 6,000,000 was paid within 10 calendar days after the execution of the SPA.

2.           The second cash payment in the amount of $12,000,000 was payable within 6 months after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as the performance of all “transition period” obligations related to renewal or extension of material operational agreements and employment agreements. As of June 30, 2013, we paid $12,000,000 of the second installment

3.           The third cash payment of $12,000,000 was payable within 1 year after the execution of the SPA, subject to certain conditions (unless otherwise waived), such as amendment or obtainment of certain certificates and license necessary for consummation of the transaction. This third installment of $12,000,000 was paid as of June 30, 2013.

4.           The fourth cash payment of $5,000,000 is due on February 8, 2015, subject to certain conditions.

In addition, each installment requires satisfaction of conditions applicable to its prior payment(s), completion of assignment of certain licenses or certificates, and absence of a material adverse change affecting Yantai Tianzheng during the respective installment periods. In the event that WOFE II fails to pay any of the installments when due, such outstanding installment will be automatically converted into a two-year term loan owed by WOFE II to the Shareholders of Yantai Tianzheng, with interest accruing on any unpaid portion of such loan from its due date until such installment is paid in full at the rate of six percent (6%) per annum. As long as such interest payments are made on a timely basis and the outstanding principal of such loan and interest are satisfied in full within 2 years after the applicable installment election date, WOFE II will not be deemed in breach or default under the SPA and will continue to possess full control and legal ownership over Yantai Tianzheng. Furthermore, even in the event of non-payment by WOFE II of any principal or interest under the loans as described above, or in the event of any other breach or default by WOFE II of the SPA, the remedies of the former Yantai Tianzheng Shareholders against WOFE II are limited solely to monetary damages, and in all instances such Shareholders will have no right to reclaim ownership of YantaiTianzhengYantai Tianzheng or demand that WOFE II in any way revert control or legal ownership over the shares of YantaiTianzhengYantai Tianzheng back to such shareholders.

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

Defensive Assets

During the year ended June 30, 2013, the Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. $10,331,414 for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas during the year ended June 30, 2013. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Intangible Asset Impairment

During the second quarter of our 2013 fiscal year, we determined that we will no longer manufacture or seek to develop a market for eight of our products due to a change of our business strategy resulting from our acquisition of Yantai Tianzheng. As a result of this decision, the total cost of these ten products, in the amount of $1,688,486, was charged to non-cash impairment loss during the 2nd quarter of the fiscal year ended June 30, 2013.  Even though we incurred an impairment loss for these eight products, we continue to retain a full ownership of these products and can still manufacture them at any time we deem desirable.

Corporate Structure and Related Agreements

Our organizational structure as of the date of this Annual Report is summarized below:

Chance High owns 100% of the issued and outstanding capital stock of the WOFE.  On December 7, 2009, the WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, which include Qu (our Chairman, President and Chief Executive Officer, who owns 90% of Bohai’s shares) and two unaffiliated parties.  Pursuant to the VIE Agreements, WOFE does not directly own the equity of our operating subsidiary, but rather effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WOFE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s Shareholders have pledged their rights, titles and equity interest in Bohai as security for WOFE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WOFE’s rights to control and operate Bohai, Bohai’s shareholders granted WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation. According to “China Chinese herbal medicine manufacturing industry sales revenue statistics 2012” from http://www.hdcmr.com, in 2012, total sales revenue for Chinese herbal medicine manufactured in China was approximately $63 billion which accounted for 23.5% of all medicine manufactured in China. In 2012, there were approximately 784 Chinese herbal medicine manufacturers. According to China News, as a result of the increasing wealth of China and an aging population, it is estimated that by 2015, China will be the second largest market in the worldand the herbal medicine production value will exceed more than $887 billion.

According to State Food And Drug Administration in China, in 2012 China had more than 14,000 distributors supplying pharmaceuticals to hospitals and pharmacies.  According to such report, most Chinese seeking medical care go directly to the hospitals where more than 80% of the medicines used throughout China are prescribed.  Only recently have chain drug stores begun to appear allowing drugs to be obtained in many areas without a visit to a hospital.

Our Products

Overview

Through our operating subsidiary Bohai, we obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2005 and an additional 14 varieties in December 2010 through a product acquisition and currently produce 15 TCM pharmaceutical products.  Through our Yantai Tianzheng operating subsidiary, we hold 5 additional varieties of traditional Chinese herbal medicines, of which we currently produce two. Of our 7 products in production, 4 are prescription drugs and 3 are OTC products.  All of our products are derived from herbal and organic sources.

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

Of our 7 products currently in production, 4 (Tongbi Tablets, Tongbi Capsules, Fangfengtongsheng Granule and Zhengxintai Capsule) are available only through prescription.

 In addition to the 7 medicines currently in production, we hold the rights to produce 41 other herb-based pharmaceutical formulations which includes 20 pharmaceutical formulations we hold as defensive assets, and 21 pharmaceutical formulations that are impaired.We anticipate that we may commence the manufacturing and distribution of one or more of the pharmaceutical formulations we hold as defensive assets  if and when appropriate business conditions develop.

Product Types

Bohai and Tianzheng have five production lines for the manufacturing of medicines in five forms, including tablets, granules, capsules, syrup, and medicinal wine.

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

During fiscal 2014, we expect to increase marketing and advertising of Tongbi Capsules and Tablets, which are formulated to treat various forms of arthritis.  Sales of our Tongbi medicines are expected to grow in fiscal 2014 due to its protective status and strong demands of drug consumption resulting from health insurance reform in China. In addition to the Tongbi medicines and the Lung Nourishing Syrup, other substantial contributors to our revenues due to strong demands of drug consumption resulting from health insurance reform in China and our marketing efforts.  Sales of our OTC product BazhenYimu Cream, used to strengthen the immune system, the enhancement of physical strength and conditioning, are also projected to grow in fiscal 2014 due to strong demands of drug consumption resulting from health insurance reform in China.  As our Tongbi Capsule has been included in the EDL for Shangdong Province, we will focus our marketing efforts in the rural hospitals in other provinces such as Guangdong and Jiangsu during fiscal 2014.

In addition, our Lung Nourishing Syrup, one of the Company’s key products, has been included in the new EDL issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, we have another product, Fangfengtongsheng Granule, which was listed in the 2009 version and is again included in the new EDL.

We believe the inclusion on EDL would significantly increase the marketability of Lung Nourishing Syrup based on two reasons as follows:

▪	Firstly, the EDL allows for up to 100% insurance coverage by the Chinese government, resulting in price advantage for EDL listed products; and

▪	Secondly, all rural hospitals/clinics and level 2 hospitals in China have been mandated by law to limit their prescriptions to just EDL listed products. The inclusion on the EDL would thus substantially expand the distribution network for Lung Nourishing Syrup, especially in the rural areas, where a majority of China’s population resides.

Furthermore, we will continue to promote four products being sold by Yantai Tianzheng under its current marketing strategy combined with our existing national sales efforts.  In particular, we expect that sales from Yantai Tianzheng’s top two products (Fangfengtongsheng Granule and Zhengxintai Capsule) will continue to grow in 2014 due to their exclusive status and/or NDRL status.

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

Growing Prosperity of the Chinese People.  The increased spending power of China’s population continues to be reflected in the increased consumption of health products and medical services between 2007 and 2013. According to Euromonitor data, spending by Chinese people on these goods and services will increase from $100 billion in 2007 to $145 billion in 2010. According to the Southern Medicine Economic Institute of the SFDA, sales of TCM increased 20% in 2010 as compared to 2009 in selected hospitals in the cities of Beijing, Guangzhou, Nanjing, Chongqing, Chengdu, Xi'an, Harbin, Shenyang, and Zhengzhou. Overall sales of TCM in such hospitals increased at an annual rate of more than 20% during the past three years.

Population and Aging

☐	The total population of China was 1.35 billion at the end of 2012, according to official government estimates.

☐	Due to improved healthcare, the elderly population of China is growing.

☐	The health/medical costs associated with care for elderly in China are approximately five (5x) times that of younger people.

☐	China had 194 million elderly people at the end of 2012 according to “China Elderly Development Report 2013” and will have an expected 221 million elderly by 2015 according to “China Elderly Development the 12th five year plan”.

☐	The proportion of the China’s population aged 65 and over will rise from just 10% of the overall population in 1995 to 22% by 2030, according to the World Bank.

☐	From 1995 to 2030 it is estimated that the ratio of working-age people to pensioners will decrease from 9.7:1 to 4.2:1. China’s national estimates vary slightly from World Bank figures, but still show in increase in the proportion of the population over 65 years from 7% in 2000 to 9.4% in 2012, according to 2012 National Economic and Social Development Statistical Report from National Bureau of Statistics of China.

Government Policies in Health Care and TCM.  In April of 2009 the PRC government implemented a new national medical and health plan.  Among other features, this new plan extended national medical insurance coverage to China’s rural areas, where the bulk of the population resides.  This expanded coverage will eventually encompass virtually all of China’s 1.35 billion citizens, greatly expanding the market for TCM pharmaceuticals, as well as other health care products and services. This has led to massive potential for increased sales growth for Bohai and other providers of TCM pharmaceutical products.

During 2006 to 2010, the PRC government had set aside subsidies of approximately over $1 billion to support pharmaceutical medicine development. Such subsidies will reach over $20 billion during 2011 to 2015.

Government Support of Traditional Chinese Medicine.  Among its public health initiatives, the Chinese government officially supports use of TCM to enhance wellness and to treat chronic and acute diseases. The government has also commenced a program to evaluate TCM and herbal-based pharmaceuticals for coverage and reimbursement under national medical insurance. In 2002, TCM was declared a “national strategic industry” in the government’s “Development Outline of Traditional Chinese Medicine Modernization (2002 - 2010).”

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

Our strategic initiatives include the following:

Grow Hospital Presence.  We have targeted over 500 hospitals in 100 locations throughout China for direct marketing of Bohai products.  As part of this initiative, our sales team will expand its marketing activities to educate hospital personnel about our product lines and train hospital employees in the preventative and curative qualities of these products.  The initial focus will capitalize on the best known and most popular of our products, such as Tongbi capsules using these as door-openers for our other medicines.

The average marketing cost to “open” each hospital to our products is $1,500.  For our base Bohai business, we are currently targeting the following provinces and the number of hospitals in such provinces indicted below:

Cities	Number of Hospitals
Zhejiang	40
Jiangsu	30
Anhui	20
Shandong	60
Sichuan	70
Hunan	20
Fujian	70
Shanghai	30
Hubei	20
Guangdong	66
Chongqing	21

Build Awareness of the Lung Nourishing Syrup.  We will continue to primarily target consumers through print advertising to expand awareness of the uses and effectiveness of our Lung Nourishing Syrup.  Our advertising targets smokers and workers with occupational diseases as well as city dwellers exposed to smog.

We believe the inclusion on EDL would significantly increase the marketability of Lung Nourishing Syrup based on two reasons as follows:

▪	Firstly, the EDL allows for up to 100% insurance coverage by the Chinese government, resulting in price advantage for EDL listed products; and

▪	Secondly, all rural hospitals/clinics and level 2 hospitals in China have been mandated by law to limit their prescriptions to just EDL listed products. The inclusion on the EDL would thus substantially expand the distribution network for Lung Nourishing Syrup, especially in the rural areas, where a majority of China’s population resides.

There is no budgeted TV ad spending for Lung Nourishing Syrup in our fiscal year 2014. By the end of our fiscal year 2013, we added 312 level 2 hospitals and 26 new drug store chains to our national network of retail locations in China currently selling our Lung Nourishing Syrup.  As a result, we now sell Lung Nourishing Syrup in more than 2,212 level 2 hospitals and more than 82 drug store chains across China.

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

Develop Our Product Lines and Product Awareness.  Brand awareness marketing will include the promotion and introduction to new markets of the current products.  We plan to have special trainers and presenters who can conduct promotional events and seminars to increase awareness of our products.

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

☐

Inclusion of Lung Nourishing Syrup on new EDL. Such inclusion would significantly increase the marketability of based on two reasons as follows: firstly, the EDL allows for up to 100% insurance coverage by the Chinese government, resulting in price advantage for EDL listed products; and secondly, all rural hospitals/clinics and level 2 hospitals in China have been mandated by law to limit their prescriptions to just EDL listed products. The inclusion on the EDL would thus substantially expand the distribution network for Lung Nourishing Syrup, especially in the rural areas, where a majority of China’s population resides.

☐	Patent Granted for Lead Product. We have received a patent in the PRC for our Lung Nourishing Syrup with its production method for the treatment of Lung Qi Deficiency Cough and Chronic Bronchitis. The patent was awarded for a period of 20 years starting from the day of its application on September 12, 2007. For these reasons, we believe Lung Nourishing Syrup contains a novel formulation for the treatment of asthma and other common respiratory ailments with an emphasis on the improvement of overall lung function and health. We believe this represents an exceptional market opportunity.

☐	Insurance Coverage for Lead Bohai Products. Five of our lead products, Lung Nourishing Syrup, Tongbi Capsules and Tablets, Fangfengtongsheng Granule and Zhengxintai Capsule, are listed in the Catalogue Eligible for Medicine Reimbursement as of November 30, 2009. This means that these medicines are eligible for reimbursement under the national health insurance. We will seek to have additional (approximately 2-3) products listed in the catalogue.

☐	Low Development Costs. We enjoy relatively low research and development (including acquisition) costs for our TCM products compared with western pharmaceuticals as our products are derived from recognized formulas.

☐	Effective Sales Force. We maintain a highly trained sales force of approximately 315 people as of the date of this Annual Report.

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

Our principal suppliers include Shandong Yantai Medicine Purchasing and Supply Station, Shanxi Guangsheng Capsule Ltd., and Yantai Tianyifeng Technology Development Ltd.. In the fiscal year ended June 30, 2013, one supplier accounted for 29.0% of our purchases of raw materials. Approximately 47% of the raw material is purchased from above three suppliers.

Research and Development

We currently have limited resources to devote to and limited capabilities to conduct the development of new products and as such research and development activities are not presently material to our business.  We have only one full-time employee who is engaged in research and development with an annual staff cost amounting to $7,982, so we are mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform research and development for us.  We currently have two products, namely Forsythia Capsule and Fern Injection, under research and development in association with Yantai Tianzheng Medicine Research and Development Co., Ltd. Together, we sell 7 products to more than 23,500 hospitals, 37,254 medical centers and 96 drug stores in China by working with more than 80 distributors and 300 plus sales people.

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

The research and development process includes qualitative research, preparation for production and other miscellaneous costs.  We do not intend to introduce any new products in 2014.

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

Our advanced and mechanized facilities utilize controlled, clean-room procedures with sophisticated water filtration and materials processing systems.  The manufacturing staff consists of approximately 412 production employees and approximately 19 quality control inspectors as of June 30, 2013.  We believe that we operated at approximately 60% of our manufacturing capacity during as of June 30, 2013.

In February 2010 and November 2012, we acquired land use right for a parcel of land totaling 333,335 square meters and 266,668 square meters separately in Yantai City which we use as reserve to expand our manufacturing capability.

Marketing, Sales and Distribution

Bohai’s products are sold either by prescription through hospitals or Over the Counter (OTC) through hospitals, local pharmacies and retail drug store chains. Sales and distribution are managed and executed by approximately 315 sales representatives located in 19 offices throughout China as of June 30, 2013. These employees are trained in all details of each product and are encouraged to develop professional relationships with physicians, hospitals and pharmacies in their local areas.

Our distribution and marketing initiatives for the next several years will be focused on achieving the following goals:

Expand hospital presence.  We intend to further develop business in over 500 hospitals in provinces we already serve including Shandong, Zhejiang, Jiangsu, Anhui, Sichuan, Hubei and other provinces.  We believe that we will generate additional revenue from the newly developed hospitals in those provinces.  During the fiscal year ended June 30, 2013, we added 312 level 2 hospitals and 26 new drug store chains to its national network of retail locations in China currently selling our Lung Nourishing Syrup. As a result, we now sells Lung Nourishing Syrup in approximately 2,212 level 2 hospitals and 82 drug store chains across China. Currently, we sell our products to more than 23,500 hospitals, medical centers and 92 drug stores in more than 21 provinces and special districts in China.

Expand distribution to the rural market.  We believe that the Chinese government’s expansion in 2009 of national medical insurance reimbursement coverage to the rural population provides us with new and largely untapped markets.  Some of our products, namely Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, have been listed in government’s New National Medical Insurance Catalogue in Shandong and Anhui Province as of November 30, 2009, and we expect to gain a competitive advantage in these newly accessible rural markets.  With the addition of more than 7,500 level 2 hospitals、 medical centers and 26 drug store chains to our national distribution network during the fiscal year ended June 30, 2013, we expect considerable growth in our sales in the rural market.

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

In China, it usually takes at least eight years to have a new drug formula be invented, tested, and approved for production,get a certification and sales to the market by the government. The whole process of getting a certificate from the government generally takes one and a half to two years. The governmental approval process in China’s newly developed health product is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated by the company producing the product. A report will be issued by the clinical testing agent confirming or negating such functions. It generally takes approximately six months to one year for the report to be issued. This report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sales  and marketing of the product in China.

Because our subsidiaries WOFE I  and WOFE II are wholly foreign owned enterprises, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our operating subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

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

We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our headquarters and manufacturing facility. We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain a manufacturing facility. Along with the development and urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect the costs associate with relocation and other related expenses will be reimbursed by the local government.

With a view to the boom in building has resulted in the local land being more valuable, the company acquired two new land use rights as reserve for expanding manufacturing capability.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters located in the high-tech development district of Laishan for RMB 97,500,000 (approximately $14,480,284).  As of March 31, 2011, this purchase price was paid in full.

On November 5, 2012, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 266,668 square meters located in the high-tech development district of Laishan for RMB 120,000,000 (approximately $19.42 million).  As of June 30, 2013, the company is obligated to make one remaining installment payment of RMB 40,000,000 (approximately $6.47 million) due on December 31, 2013.

Registration of the land use right for the two parcels both located in the high-tech development district of Laishan is still in process.

Yantai Tianzheng owns a land use right for a total area of 33,503 square meters at its current manufacturing located at No 9 Tianzheng Road, Laishan District, Yantai, China 264003. Its manufacturing facility has a total area of 10,908.83 square meters (approximately 117,422 square feet) that also meets or exceeds the latest GMP.

Employees

All of our employees are located in China. As of the date of this Annual Report, we have approximately 827 employees, including approximately 315 sales representatives, operating from 19 offices throughout China.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

 We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, we contributed approximately $113,575, $326,117 and $418,907 for the fiscal years ended June 30, 2011, 2012 and 2013, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Contractual Arrangements with Bohai and its Shareholders

On January 9, 2008, our Company was incorporated under the laws of the State of Nevada under the name Link Resources Inc. On July 2, 2009, we established our wholly owned subsidiary, Chance High International Limited., in Hong Kong. Other than the Company equity interest in Chance High, the Company does not own any assets or conduct any operations. On November 23, 2009, Chance High established one wholly owned subsidiary, YantaiShencaojishi Pharmaceuticals Co., Ltd. (“WOFE” or “Shencaojishi”) in Yantai, Shandong Province of PRC. Other than Shencaojishi, Chance High does not own any assets or conduct any operations. Shencaojishi was formed to operate YantaiBohai Pharmaceuticals Group, Inc. (the “Domestic Company” or “YantaiBohai”) by contract.

On December 7, 2009, the WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. HongweiQu, Jianwei Wang and Lu Liang (the “Bohai Shareholders”).  Pursuant to the VIE Agreements, WOFE effectively assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement and Proxy Agreement, through which WOFE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s Shareholders have pledged their rights, titles and equity interest in Bohai as security for WOFE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement.  In order to further reinforce WOFE’s rights to control and operate Bohai, Bohai’s Shareholders granted WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.  Accordingly, we have consolidated Bohai’s historical financial results in our financial statements as a variable interest entity pursuant to U.S. GAAP following the date of the agreements and combined such results prior to the date of the agreements.

We have been advised by PRC legal counsel AllBright Law Offices, in an opinion dated December 31, 2009, that: (1) our inner-PRC shareholding structure complies with PRC laws and regulations; (2) the contractual arrangements between the WOFE, Chance High, Bohai and Bohai’s Shareholders are valid and binding on all parties to these arrangements and do not violate relevant PRC laws or regulations; (3) the each of the WOFE and Bohai has the requisite corporate power to own, lease and operate its properties, to enter into contracts and to conduct its business and (4) each of the WOFE and Bohai is qualified to do business in the respective jurisdiction of its establishment.

Equity Interest Pledge Agreement. The WOFE and Bohai Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each Bohai Shareholder has pledged all of his shares of Bohai to the WOFE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WOFE to collect dividends from Bohai during the term of the pledge.

Consulting Service Agreement.Bohai and the WOFE has entered into a Consulting Services Agreement, which provides that the WOFE will be the exclusive provider of technology services to Bohai and Bohai will pay all of its net income based on the quarterly financial statements to the WOFE for such services.  Any such payment from the WOFE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors - Risks Associated With Doing Business in China.”

Operating Agreement. Pursuant to the operating agreement among the WOFE, Bohai and each of Bohai Shareholder, the WOFE provides guidance and instructions on Bohai’s daily operations and financial affairs. The Bohai Shareholders must designate the candidates recommended by the WOFE as their representatives on their respective boards of directors. The WOFE has the right to appoint senior executives of Bohai. In addition, the WOFE agrees to guarantee Bohai’s performance under any agreements or arrangements relating to Bohai’s business arrangements with any third party. Bohai, in return, agrees to pledge its accounts receivable and all of its assets to the WOFE. Moreover, Bohai agrees that without the prior consent of the WOFE, Bohai will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

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

We believe that our cash on hand, together with cash generated from our operations, will be sufficient to fund our projected operations for at least the next 12 months. It is likely however that in the future we will require substantial funds in order to:

- pay down the land use right payable which is $6,471,759 as of the date of this Annual Report

☐	pay down the principal and interest on our convertible notes, which were past due on April 5 , 2013 and the principal amount of $8,464,500 was not paid as of the date of this Annual Report;

☐	fund our remaining obligations under our Yantai Tianzheng acquisition, which amounts to $5,000,000 as of the date of this Annual Report;

☐	fund ongoing operating expenses;

☐	fund our plans to continue the development of our manufacturing, marketing and sales capabilities; and

☐	consider and fund strategic acquisitions in the fragmented TCM market in China; and

☐	cover public company costs.

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

On August 8, 2011, through WOFE II, our wholly owned subsidiary and a company formed under the laws of China, we entered into a Share Purchase Agreement (the “SPA”) pursuant to which WOFE II acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding equity interests (the “Shares”) in Yantai Tianzheng.

Pursuant to the SPA, the purchase price to be paid by WOFE II for the Shares is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price is payable in cash in four installments within 18 months after the execution of the SPA.  As of the date of this Annual Report, The last installment of $5 million is currently outstanding and due on February 8, 2015.

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

We have significant payment obligations under the Convertible Notes due April 5, 2013, and we continue to face difficulties in converting our cash on hand from RMB to US Dollars in order to make payment under the Notes. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of the date of this Report, we have outstanding Convertible Notes in the aggregate amount of approximately $8,464,500, all of which were due April 5, 2013.  We had previously established an RMB denominated escrow account in China and deposited into such escrow account the remaining outstanding amount of the Notes. As of the date of this Report, the escrow account remains in place and we continue to work on converting RMB to Dollars in order to make payments under the Notes.  However, we were not able to accomplish this by April 5, 2013, the conclusion date of the Fourth Extended Period, and we expect to enter into an amendment to the Note to further extend its maturity date. We will continue to work with Euro Pacific on this matter and will continue our efforts in order to meet our obligations to the Note holders. However, there is no assurance that an amendment will be entered, and any non-payment of the Notes when due would constitute an event of default under the Notes. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

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

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 30.5%, 12.6%, 18.4%, 12.5% and 18.6%, respectively, of total sales for the year ended June 30, 2013. We expect that a significant portion of our future revenue will continue to be derived from sales of these five products.  If one or more of these products were to become subject to a problem such as loss of Certificates of Protected Variety of Traditional Chinese Medicine, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the negative impact on our revenues could be significant.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  These certificates expired in September 2009, and the SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. Fangfengtongsheng granule is in the process of applying for protection status and its application for protected status was received by SFDA on June 30, 2010. Zhengxintai renewed its protected status in January 2012 and will expire on August 9, 2017. We cannot assure you that we will be granted or will be able to renew the Certificate of Protected Variety of Traditional Chinese Medicine in the future and our failure to obtain such protection, or the loss of such protection, will have a material adverse effect on our revenues.  If we are unable to obtain or maintain such approvals, these products can be manufactured and sold by other pharmaceutical manufacturers in China once the relevant protection periods lapse, which would increase our competition and potentially have an adverse effect on our sales.

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

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.  For example, we are currently paying social insurance for our 281 full-time employees.  We also currently have approximately 246 sales representatives that we believe we are not required to pay social insurance for as these sales representatives are not legally employees of ours, but are rather independent contractors. We have not paid social insurance for 516 of our full-time employees whose personal identification files cannot be transferred to us since they are not registered residents in Yantai, Shandong Province, and as an alternative we have paid these employees compensation included in their monthly salary with an amount equals to the amount of monthly social insurance that we are required to pay and the employees could pay the social insurance by themselves.  We believe these employees have been covered by social insurance and we are not required to make any contributions to the government in addition to the amount we have paid to these employees.  However, our interpretation of these requirements may be wrong, and the PRC regulatory authorities may not take the same view as we do on this subject.  If the PRC regulatory authorities take the view that we are required to pay social insurance for our independent contractors or other employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply.  In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.  The total cost of these payments and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

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

In the PRC it is widely understood that foreign invested enterprises are forbidden or restricted to engage in certain businesses or industries which are sensitive to the economy.  As we intend to centralize our management and operation in the PRC without being restricted to conduct certain business activities which are important for our current or future business but are restricted or might be restricted in the future, we believe our VIE Agreements will be essential for our business operation.  In order for WOFE to manage and operate our business through Bohai in the PRC, the VIE Agreements were entered into under which almost all the business activities of Bohai are managed and operated by WOFE and almost all economic benefits and risks arising from the business of Bohai are transferred to WOFE.

There are risks involved with the operation of Bohai under the VIE Agreements.  We have been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

☐	imposing economic penalties;

☐	discontinuing or restricting the operations of WOFE or Bohai;

☐	imposing conditions or requirements in respect of the VIE Agreements with which WOFE may not be able to comply;

☐	requiring us to restructure the relevant ownership structure or operations;

☐	taking other regulatory or enforcement actions that could adversely affect our business; and

☐	revoking the business license and/or the licenses or certificates of WOFE, and/or voiding the VIE Agreements.

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

We rely on the approval certificates and business license held by Bohai and any deterioration of the relationship between WOFE and Bohai could materially and adversely affect the overall business operation of our company.

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

Further, our relationship with Bohai is governed by the VIE Agreements, which are intended to provide us, through our indirect ownership of WOFE, with effective control over the business operations of Bohai.  However, the VIE Agreements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations.  Bohai could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

If WOFE exercises the purchase options over Bohai’s equity pursuant to the VIE Agreements, the payment of purchase prices could materially and adversely affect the financial position of our company.

Under the VIE Agreements, WOFE holds an option to purchase all or a portion of the equity of Bohai at a price, pro rata in case of not all, based on the capital paid in by the Bohai Shareholders (namely, $2.94 million or RMB 20 million ).  In the case that applicable PRC laws and regulations require an appraisal of the equity interest or provide other restriction on the purchase price, the purchase price shall be the lowest price permitted under the applicable PRC laws and regulations. As Bohai is already a contractually controlled affiliate to our company, WOFE’s purchase of Bohai’s equity would not bring immediate benefits to our company and the exercise of the option and payment of the purchase prices could adversely affect the financial position of our company.

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

All of our income is derived from the consulting fees we receive from Bohai through the VIE Agreements.  SAFE restrictions may delay the payment of dividends, since we have to comply with certain procedural requirement and we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of WOFE, and it thus may delay our payment of interest to the Notes holders.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  If we borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our company by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our ability to obtain foreign exchange through debt or equity financing. In particular, the Notes are currently past due on an extended maturity date of April 5, 2013. The company is working with Euro Pacific as representative of the investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes to April 5, 2014. As of the date of this Annual Report, no written agreement has been entered into in this regard. Because we faced (and continue to face) difficulties in converting our cash on hand from RMB to US Dollars and in turn remitting such amount outside China for purpose of the Note payments. We cannot assure you that this issue will not continue in the future.

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

Our principal shareholder, Glory Period, is 100% owned by Joshua Tan, a Singapore citizen.  As of the date of this Annual Report, Glory Period holds approximately 50% of our outstanding common stock.  Mr. Tan and Mr. Qu (the principal founder of Bohai and our Chairman, President and Chief Executive Officer) entered into the Call Option Agreement on December 7, 2009 by which Mr. Qu has an option to acquire all the issued and outstanding shares of Glory Period within three years for nominal consideration.  Chance High, as the wholly owned subsidiary of our company, formed WOFE on November 23, 2009 and WOFE obtained effective and substantial control over Bohai further through executing the VIE Agreements on December 7, 2009 by and among WOFE, Bohai and the three Shareholders of Bohai (including Mr. Qu).  The PRC regulatory authorities may take the view that entry into the VIE Agreements by WOFE and Bohai resulting in Mr. Qu, a PRC resident becoming the majority owner and effective controlling party of our company which acquired 100% indirect ownership of Bohai.  The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to SAFE or MOC of the overall restructuring arrangements, the existence of the Share Exchange and related VIE Agreements.  If the PRC regulatory authorities take the view that the Share Exchange and VIE arrangement constitutes a reverse ,merger or round-trip investment under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOC.

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

The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. While we maintain anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our employees or third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

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

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as WOFE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WOFE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

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

We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we maintain our corporate headquarter. Along with the development and the urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. The registration of the land use right for the two parcels both located in the high-tech development district of Laishan is still in process. We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect that the costs associate with relocation and other related expenses will be reimbursed by the local government.

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

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

Investors may have difficulty buying and selling or obtaining market quotations;

Market visibility for our common stock may be limited; and

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

The market price for our stock may be volatile and subject to wide fluctuations due to factors such as:

the perception of US investors and regulators of US-listed Chinese companies;

actual or anticipated fluctuations in our quarterly operating results;

changes in financial estimates by securities research analysts;

conditions in pharmaceutical markets;

changes in the economic performance or market valuations of other pharmaceutical companies;

announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

addition or departure of key personnel;

fluctuations of exchange rates between RMB and the U.S. dollar;

intellectual property or other litigation; and

general economic or political conditions in China.

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

Pursuant to the terms of the Registration Rights Agreement and Securities Purchase Agreement, we agreed to file a registration statement with the SEC to register the common stock underlying the Notes, Warrants and Placement Agent Warrants for public resale.  All of such shares may be freely sold and transferred following conversion or exercise of the Notes and Warrants if such registration statement remains effective.  Additionally, concurrently with the closing of the Private Placement, we engaged in a Share Exchange, and following the Share Exchange, the former shareholders of Chance High (other than Glory Period) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to such registration statement or SEC Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this annual report, 1% of our issued and outstanding shares of common stock equal approximately 178,610.85  shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we maintain our headquarters and manufacturing facility. We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which maintains manufacturing facility. Along with the development and urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect the costs associate with relocation and other related expenses will be reimbursed by the local government.

With a view to the boom in building has resulted in the local land being more valuable, the company acquiring two new land as reserve for expanding manufacturing capability.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters located in the high-tech development district of Laishan for RMB 97,500,000 (approximately $14,480,284).  As of March 31, 2011, this purchase price was paid in full.

On November 5, 2012, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 266,668 square meters located in the high-tech development district of Laishan for RMB 120,000,000 (approximately $19.42 million).  As of June 30, 2013, the company is obligated to make one remaining installment payment of RMB 40,000,000 (approximately $6.47 million) due on December 31, 2013.

Registration of the land use right for the two parcels both located in the high-tech development district of Laishan is still in process.

Yantai Tianzheng owns a land use right for a total area of 33,503 square meters at its current manufacturing located at No 9 Tianzheng Road, Laishan District, Yantai, China 264003. Its manufacturing facility has a total area of 10,908.83 square meters (approximately 117,422 square feet) that also meets or exceeds the latest GMP.

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

	High	Low
2013 by Quarter
July 1, 2012 - September 30, 2012	$0.85	0.51
October 1, 2012 - December 31, 2012	$0.80	0.41
January, 2013 - March 31, 2013	$0.71	0.40
April 1, 2013 - June 30, 2013	$0.68	0.41

2012 by Quarter
July 1, 2011 - September 30, 2011	$1.00	0.75
October 1, 2011 - December 31, 2011	$0.89	0.36
January, 2012 - March 31, 2012	$0.48	0.20
April 1, 2012 - June 30, 2012	$0.55	0.27

Holders

As of September 27, 2013, there were 17,861,085 shares of our common stock outstanding held by approximately 63 shareholders of record.  The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our audited consolidated financial statements for years ended June 30, 2013 and 2012, and should be read in conjunction with such financial statements and related notes included in this Annual Report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine, or TCM. We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines and formula address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. Our initial operating subsidiary Bohai obtained Drug Approval Numbers (or DANs) for 29 varieties of traditional Chinese herbal medicines in 2005, an additional 14 varieties in December 2010. Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 7 varieties of approved traditional Chinese herbal medicines in six delivery systems: tablets, granules, capsules, formulations, concentrated powder, and medicinal wine. Of these 7 products, 4 are prescription drugs and 3 are over the counter (or OTC) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, our Lung Nourishing Syrup was included in the new national Essential Drugs List (or EDL) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, the Company has another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL, and Zhengxintai Capsule has renewed its protective status to August 2017 and is currently under the NDRL.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.” On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High, the indirect parent company of Bohai, our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements. On August 8, 2011, WOFE II, a PRC company and a newly formed subsidiary of Chance High, entered into a Share Purchase Agreement pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng, which became our second operating subsidiary effective as of July 1, 2011.

Use of Non-GAAP Financial Measures

We make reference to Non-GAAP financial measures in portions of this “Management’s Discussion of Financial Condition and Results of Operations”. Management believes that investors may find it useful to review our financial results that exclude certain non-cash income and expense, namely the aggregate change in the fair value of our warrants, amortization of the beneficial conversion features in our convertible notes and the effective interest charges on our convertible notes, stock-based compensation, deferred income tax expenses, and impairment of drug formula as shown in the chart below in the aggregate net amount of $192,112 and $9,465,207 income/(expenses) for years ended June 30, 2013 and 2012, respectively.

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

The following is a summary of reconciliations of such Non-GAAP financial measures to the most directly comparable GAAP financial measures for the fiscal years ended June 30, 2013 and 2012:

	For Years Ended
	June 30,
			Increase
	2013	2012	(Decrease)
Net income available to Common shareholders -GAAP	$19,123,517	$9,648,025	$9,475,492
Add Back (Subtract):
Change in fair value of warrants	(1,211,236)	273,369	(1,484,605)
Amortization of beneficial conversion features on convertible notes converted	-	9,317,897	(9,317,897)
Change in Option and Equity Based Compensation	-	44,000	(44,000)
Deferred income tax expenses - indefinite intangible assets	(285,138)	(170,059)	(115,079)
Impairment of drug formula	1,688,486	-	1,688,486
Adjusted net income available to Common shareholders -non-GAAP	$19,315,629	$19,113,232	$202,397
Net income margins -non-GAAP	12.72%	13.91%	(1.19)%
Basic earning per share – GAAP	$1.07	$0.54	$0.53
Add back (Subtract):
Change in fair value of warrants	(0.07)	0.02	(0.09)
Amortization of beneficial conversion features on convertible notes converted	-	0.52	(0.52)
Change in Option and Equity Based Compensation	-	0.00	(0.00)
Deferred tax expenses - indefinite intangible assets	(0.02)	(0.01)	(0.01)
Impairment of drug formula	0.09	0	0.09
Adjusted basic earnings per share non-GAAP	$1.08	$1.07	$0.01

Diluted earnings per share-GAAP	$0.87	$0.54	$0.33
Add back (Subtract):
Change in fair value of warrants	(0.05)	0.02	(0.07)
Amortization of beneficial conversion features on convertible notes converted	-	0.52	(0.52)
Change in Option and Equity Based Compensation	-	0.00	(0.00)
Deferred tax expenses - indefinite intangible assets	(0.01)	(0.01)	(0.00)
Impairment of drug formula	0.08	-	0.08
Adjusted diluted earning per share non-GAAP	$0.87	$1.07	$(0.20)

Weighted average number of shares
Basic	17,861,085	17,861,085
Diluted	22,093,335	22,879,085

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For years ended
	June 30,
	2013	2012
Lung Nourishing Syrup	18.4%	16.6%
Tongbi Capsules	30.5%	22.8%
Tongbi Tablets	12.6%	9.1%
Zhengxintai Capsule	12.5%	10.6%
Fangfengtongsheng Granule	18.6%	18.3%
Bazhen Yimu Cream	2.1%	2.0%
Zhuangyuan Shenhailong Medicinal Wine	0.7%	0.7%
Other Products	4.6%	19.8%
Total Sales	100%	100%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top seven products.

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

Financial Highlights

☐;	Net revenues for the year ended June 30, 2013 increased 10.5% to $151.8 million compared to $137.4 million during the same period in 2012.

o	68% of net revenues were from Bohai and 32% were from Yantai Tianzheng this fiscal year ended June 30, 2013, which is the same as prior fiscal year.

o	Sales were mostly derived from our lead products, Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules, which together represented 92.6% of our total net revenues for the year ended June 30, 2013 compared with 77.4% for the year ended June 30, 2012..

o	78% of net revenues were derived from sales of prescription products and 22% were from Over-the-Counter products for the year ended June 30, 2013, which is the same as prior fiscal year.

☐;	Non-GAAP net income for the year ended June 30, 2013 increased 1.1% to $19.3 million compared to the same period in 2012. The difference was mainly due to increased net income offset by net increase in change in fair value of warrants of $1.5 million in the year ended June 30, 2013 compared to the same period in last year and change in amortization of beneficial conversion features on convertible notes converted of $9.3 million in the year ended June 30, 2013 compared to the same period in last year. (See above Use of Non-GAAP Financial Measures). GAAP net income for the year ended June 30, 2013 increased 98.2% to $19.1 million compared to the same period in 2012.

o	Income from operations decreased 5.3% to $26.9 million this fiscal year compared to the last fiscal year.

o	Net income margin increased from 7.0% for the year ended June 30, 2012 to 12.6% for the year ended June 30, 2013. The increase was mainly due to the net increase in certain non-cash activities such as effective interest charges from convertible notes and deferred income tax expenses as well as increase in selling related expenses.

o	Included in the net income for the year ended June 30, 2013 were a non-cash charge in deferred income tax expenses of $0.3 million, and a non-cash credit of $1.2 million in changes in fair value of warrants, and a non-cash credit in impairment of drug formula of $1.7 million.

☐;	Basic and diluted earnings per share were $1.08 and $0.87 for the year ended June 30, 2013.

o	Non-GAAP Diluted earnings per share decreased 18.7% to $0.87 for the year ended June 30, 2013 compared to the same period in 2012.

o	Non-GAAP Basic earnings per share increased 1.1% to $1.08 for the year ended June 30, 2013 compared to the same period in 2012.

☐;	Including restricted cash, our total cash balance was $19.5 million as of June 30, 2013 and cash flow from operating activities was $20.6 million for the year ended June 30, 2013.

o	Total cash and cash equivalents decreased by $8.3 million for the year ended June 30, 2013 compared to June 30, 2012.

o	Major cash payment activities for the year ended June 30, 2013 included $12.7 million for the payment of land use rights and $20.3 million paid for acquisition.

Operating Results

Comparison of years ended June 30, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 13 traditional Chinese medicines (corresponding to 13 drug formulas) in China during the year ended June 30, 2013. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of Yantai Tianzheng on August 8, 2012, but have in the fiscal year ended June 30, 2013 made the strategic choice to narrow our focus to just our top 11 products (corresponding to 7 drug formulas). Net revenues for the year ended June 30, 2013 increased by $14,420,425, or 10.5%, to $151,792,917 as compared to $137,372,492 for the year ended June 30, 2012. Net revenues were $103,393,264 and $48,399,653 for Bohai and Yantai Tianzheng, respectively, for the year ended June 30, 2013. Net revenues were $93,167,083 and $44,205,409 for Bohai and Yantai Tianzheng, respectively, for the year ended June 30, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 24.8% from our four lead products in Bohai: Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shangtongning Tablets, which together accounted for over 93.4% of our total net revenues for Bohai for the year ended June 30, 2013. Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, and Shangtongning Tablets together accounted for over 82.1% of our total net revenues for Bohai for the year ended June 30, 2012. We stopped production of Shangtongning Tablets since October 2012. The increased revenues from Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets offset the decreased sales from Shangtongning Tablets. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The increase in Tianzheng’s revenue was primarily due to a net increase of 17.0% in revenue derived from our two lead products in Tianzheng: Zhengxintai Capsule, Fangfengtongsheng Granule. The sale of our prescription drug products for the year ended June 30, 2013 represented 78% of total net revenue compared to 78% for the same period in last year. The increase in prescription sales was primary due to increases in sales volume of our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. The increase in the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients. The increase in the revenue is also a result of the increased sales caused by the temporary revised commission policy that increased the stipulated ratio by 5% from July to December 2012.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the year ended June 30, 2013 was $37,196,569 as compared to $33,532,900 for the year ended June 30, 2012, representing an increase of $3,663,669, or 10.9%. Cost of revenues were $23,684,243 and $13,512,326 for Bohai and Yantai Tianzheng, respectively, for the year ended June 30, 2013. Cost of revenues were $20,269,019 and $13,263,881 for Bohai and Yantai Tianzheng, respectively, for the year ended June 30, 2012. The increase in cost of revenues for the year ended June 30, 2013, compared to the same period in last year, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $114,596,348 for the year ended June 30, 2013, as compared to $103,839,592 for the same period in 2012, representing an increase of $10,756,756, or 10.4%, over the same period in 2012. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 0.1% from 75.6% to 75.5% in the fiscal year of 2013 compared with 2012.

Operating Expenses

Our operating expenses increased by $12,250,041 or 16.2% to $87,718,166, for the year ended June 30, 2013, as compared to $75,468,125 for the same fiscal period in 2012. The overall increase in selling, general, and administrative expenses was due to increased sales commissions in line with an overall increase in sales activities, increased impairment cost, increased salary and welfare cost, and increased amortization expenses offset by decreased advertisement cost. The percentage of operating expenses to net revenues was 57.8% and 54.9% for the years ended June 30, 2013 and 2012, respectively, representing an increase of 2.9% as a percentage of net revenues. The increase of percentage of net revenue is because operating expenses increased faster than the increase of revenue this period compared to the same period last year.

Sales commissions increased by $14,406,530 or 23.6% to $75,414,664 for the year ended June 30, 2013, as compared to $61,008,134 for the same fiscal period in 2012. Sales commissions accounted for 49.7% and 44.4% of the total revenue for the years ended June 30, 2013 and 2012, respectively. The Company increased commission rates for key products as part of its strategy to streamline operation around a more focused product portfolio during the six months ended December 31, 2012. The company also increased commission rates on certain products lines that are being discontinued in order to clear such inventories from stock. The increase of commission also is due to increased sales during the year ended June 30, 2013 compared to the same period last year.

Depreciation and amortization expenses increased by $34,724 or 1.3% to $2,613,040 for the year ended June 30, 2013, as compared to $2,578,316 for the same fiscal period in 2012. The increase is due to increased intangible assets including acquisition of land use right for $19,021,652 on November 5, 2012. Amortization expense for land use rights amounted to $685,524 and $676,515 for the years ended June 30, 2013 and 2012, respectively.

Advertising expenses are charged to expense as incurred. Advertising expenses decreased by $3,402,083 or 97.3% to $95,477 for the year ended June 30, 2013, as compared to $3,497,560 for the same fiscal period in 2012. The Company spent approximately $2 million in TV advertising and was doing advertisement in all routes of Shandong Airline during the fiscal year ended June 30, 2012. The advertisement in Shandong airline was suspended from July 2012 to December 2012 due to general restrictions in advertisement implemented by Shandong airline. The Company switched toEastern airlines afterwards and advertised in its19 routes servicing Shandong province during the later half of the fiscal year ended June 30, 2013 and the expenses for such advertisement decreased compared with the same period last year.

Other operating expenses amounted to $5,024,061 and $5,140,285 for the years ended June 30, 2013 and 2012, respectively.

Total Other Income (Expenses)

Total other income (expenses) are comprised of interest income (expenses), changes in fair value of derivative instruments, other income (expenses), and amortization of deferred financing fees. Total other income were $734,374 for the year ended June 30, 2013 compared to total other expenses of $11,408,560 for the period ended June 30, 2012, a decrease of total net other expenses of $10,674,186. The decrease in total other expenses were principally due to a decrease of $9,226,774 for interest expense and due to an increase of $1,484,605 in change of fair value of derivative liabilities. The decrease of interest expenses is mainly because effective interest expense decreased $9,747,509 and extension interest expense increased $426,771 compared to the year ended June 30, 2012.The increase of non-cash income in fair value of warrants is due to the effect of change of stock prices during the periods ended June 30, 2013 and 2012.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). There is no written agreement related to the foregoing as of the date of this Annual Report and we cannot assure you that such agreement will be entered into. The Company did not make the payment due on April 5, 2013 as of report date.

Contractual interest expense amounted to $1,069,261 and $10,875,038 for the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there were 4,232,250 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes (see Note 14).

Provision for Income Tax

Our provision for income taxes for the years ended June 30, 2013 and 2012 were $7,020,291 and $7,314,882, a decrease of $294,591, or 4.0%, for the year ended June 30, 2013 over the same period last year. The decrease in provision for income tax was mainly due to a decrease in taxable income under the PRC law from Bohai. The effective income tax rates were 27% and 43% for the years ended June 30, 2013 and 2012, respectively. The decrease in the effective income tax rate is because $9,747,509 effective interest expenses of convertible notes incurred in the year ended June 30, 2012. .

Net Income

We had a net income of $19,123,517 for the year ended June 30, 2013, as compared to net income of $9,648,025 for the year ended June 30, 2012, an increase in net income of $9,475,492, or 98.2%. This translates into basic earnings per common share of $1.07 and $0.54, and diluted earnings per common share of $0.91 and $0.54, for the years ended June 30, 2013 and 2012, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $10,756,756 and a decrease in total other expenses (resulting from mostly effective interest charges) of $10,674,186, offset by an increase in operating expenses of $12,250,041 for this year compared to the same period of prior year.

Net income margin was 12.6% for the year ended June 30, 2013 as compared to net income margin 7.0% for the same period last year, an increase of 5.6%. The increase was mainly due to the net decrease in certain non-cash activities such as effective interest charges from convertible notes and increase in gross profit, offset by increased selling and general and administrative expenses.

Total other income included a non-cash charge in effective interest expenses of $0 for the year ended June 30, 2013 compared to $9,317,897 for the same period in 2012.

Total other income for the year ended June 30, 2013 also comprised of a non-cash credit for fair value of warrants of $1,211,236.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2013, we had cash and cash equivalents of $6,947,972 and restricted cash of $12,574,051, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the years ended
	June 30
	2013	2012
Net cash provided by operating activities	$20,563,149	$20,607,540
Net cash used in investing activities	(35,599,348)	(18,814,081)
Net cash provided by financing activities	3,224,140	2,845,131
Effect of foreign currency translation on cash and cash equivalents	373,743	403,272
Net (decrease) increase in cash and cash equivalents	$(11,438,316)	$5,041,862

On January 5, 2010, pursuant to a Securities Purchase Agreement with 128 accredited investors, we sold 6,000,000 units for aggregate gross proceeds of $12,000,000, each unit consisting of an 8% senior convertible promissory note in the principal amount of $2.0, or the Notes, and one common stock purchase warrant, or the Warrants. The Notes bear interest at 8% per annum, payable quarterly in arrears on the last day of each of our fiscal quarters. No principal payments are required until maturity of the Notes on January 5, 2012. Each Note, plus all accrued but unpaid interest thereon, is convertible, in whole but not in part, at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment as set forth in the Note. If the convertible note holders did not convert their notes by their maturity date (January 5, 2012), we will need to redeem those convertible notes at $2.0 per each note. As of June 30, 2013, there were 4,232,250 shares of the Company’s Common Stock issuable upon conversion of the outstanding convertible notes. (See Note 14 to the accompanying financial statements).

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

See “Comparison of Years ended June 30, 2013 and 2012 - Cash Position” and “Obligations under Material Contracts” below for further discussion of our liquidity needs.

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

On December 6, 2012, we and Euro Pacific entered into a Fourth Amendment to the Notes (the “Fourth Amendment”) to extend the maturity date thereof from October 5, 2012 to April 5, 2013 (such extra six month period, the “Third Extended Period”); and (ii) maintain the interest rate on the Notes at an annual rate of 12% (or 6% for the Third Extended Period).

The Company is currently in discussion with Euro Pacific to further amend the Notes to extend the maturity date to April 5, 2014. In connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum).

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

Comparison of years ended June 30, 2013 and 2012

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $20,563,149 for the year ended June 30, 2013 as compared to net cash provided by operating activities of $20,607,540 for the year ended June 30, 2012. The minor decrease in net cash provided by operating activities, for the year ended June 30, 2013 compared to the same period 2012, was primarily due to increased net income of $9.5 million, decreased purchase of inventories of $2.0 million, increased impairment $1.7 million, increased depreciation and amortization of $1.0 million and increased accounts payable of $2.1 million, offset by a decrease of $9.3 million in the effective interest on convertible notes, more increase of $2.0 million in accounts receivables, a decrease of $1.8 million in accrued expenses, and increased income taxes payable of $1.0 million. We expect our cash flow from operating activities to maintain a positive flow due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $35,599,348 for the year ended June 30, 2013 and $18,814,081 for the year ended June 30, 2012. The net increase in cash used in investing activities was due to a cash payment of approximately $20,300,000 for our Yantai Tianzheng acquisition, a cash payment of $12.7 million for acquisition of land use rights and cash payments of $4.0 million for purchases of property, plant and equipment for the year ended June 30, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $3,224,140 for the year ended June 30, 2013 as compared to net cash provided by financing activities of $2,845,131 for the same period in 2012. The reason for the increase in cash provided by financing activities was due to increased borrowings of notes payable $12.6 million, offset by increased repayment of convertible notes of $1.2 million, by a cash deposited into escrow account for the notes payable $4.8 million and by a cash receipt of $6.3 million from an equity shareholder, Mr. Qu (our Chairman and CEO) the year ended June 30, 2012. Mr. Qu made a permanent equity capital contribution of approximately $6.3 million (RMB 40,000,000) into Bohai on August 3, 2011 to support its future capital needs.

Cash Position

As of June 30, 2013, we had cash of $6,947,972 as compared to $18,386,288 as of December 31, 2012, a decrease of $11,438,316. This decrease was due primarily to an increase in net income of approximately $9.5 million and increased borrowing of notes payable of $12.6 million, offset by increased, purchase of land use right of $12.7 million, increased payment for business acquisition of $20.3 million, a decrease of $9.3 million in the effective interest on convertible notes, and decreased capital contribution by shareholder of $6.3 million.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund three significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)	the repayment our convertible promissory ($8.465 million due on demand as of June 30, 2013);

(ii)

the payment of the principal and interest on our convertible notes, which were past due on April 5, 2013 and the principal amount of which is $8,464,500 was not paid as of the date of this Annual Report; and

(iii)	the payment of approximately $6.47 million payable in 2013 for a new land use right we acquired in November 2012 (due in one installments at December 31, 2013).

We believe we would be able to generate enough cash flow from operating activities to meet these obligations. In case we will not be able to generate enough cash flow from operating activities, we may reduce capital expenditures or raise additional capital to fund these obligations, either through the issuance of debt or equity securities, bank loans or other methods. Readers are cautioned that additional funding, capital or loans may be unavailable to us on favorable terms, if at all. If adequate funds are not available, we would likely have to renegotiate the terms of these obligations, which we may be unable to do on favorable terms. We may thus be required to agree to unfavorable terms that could have a material adverse effect on us, our financial condition and our results of operations in 2013 and beyond. Moreover, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership and potentially economic dilution to existing shareholders.

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our audited consolidated financial statements. There have been no significant changes to these estimates in year ended June 30, 2013.

Recent Accounting Pronouncements Adopted

See Note 3 to the consolidated financial statements included in Item 1, Financial Information, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to the audited consolidated financial statements included in Item 1, Financial Information, of this Annual Report on Form 10-K.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$8,464,500	$8,464,500	$-	$-	$-

Construction In Process	497,403	497,403	-	-	-

Yantai Tianzheng acquisition	5,000,000	-	5,000,000	-	-

Land use right payable	6,471,759	6,471,759		-	-

Advertising	641,429	641,429	-	-	-

Equipment purchase	2,090,677	2,090,677	-	-	-

Contract Research and Development Arrangement	259,309	259,309	-	-	-

Total Contractual Obligations:	$23,425,077	$18,425,077	$5,000,000	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of June 30, 2013.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during years ended June 30, 2013. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our audited consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-22 of this Annual Report.

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

As of June 30, 2013 we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have any staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes. Our former Chief Financial Officer, which was based in the United States, resigned from his position with the Company during the quarter ended September 30, 2011. Subsequent thereto, we have engaged the service of an outside financial reporting specialist to assist with the preparation of our consolidated financial statements and quarterly and annual report.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and our Controller based in China review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our consolidated financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.

Audit Committee

We do not presently have a separately-designated standing audit committee. Our entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.

The primary functions of an audit committee carried out by the entire board of directors include:

●	appointing, approving the compensation of, and assessing the independence of our independent auditors;

●	assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

●	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

●	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and

●	establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal auditing staff, independent auditors and management.

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

Board of Directors’ Meetings

During our fiscal year ended June 30, 2013, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on June 30, 2013, our officers, directors and ten percent shareholders are in compliance with Section 16(a).

Item 11. Executive Compensation

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Annual Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the June 30, 2013 conversion rate of RMB 6.28 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	2013	$69,304							69,304
Chief Executive Officer	2012	$36,211	-	-	-	-	-	-	36,211

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Qu.

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwei Qu	-	-	-	-	-	-	-
Chengde Wang	-	-	-	-	-	-	-

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

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned (1)
Glory Period Limited (2)(3)(4)	8,942,471	50.18%
Hongwei Qu (4)	8,942,471	50.18%
Chengde Wang (5)	-	-
Thomas Tan (6)	-	-
All Executive Officers and Directors as a group	8,982,471	50.40%

(1)	Based on 17,861,085 shares of common stock issued and outstanding as of June 30, 2013.

(2)	Joshua Tan is the sole shareholder of Glory Period, but pursuant to a Call Option Agreement, he has no right to sell any shares without prior written consent by Hongwei Qu.

(3)	Hongwei Qu is the executive director of Glory Period.

(4)	On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Mr. Tan, a Singapore passport holder and the sole shareholder of Glory Period. Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years. The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent.

(5)	Dr, Wang is a director of our company.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Chance High owns 100% of the issued and outstanding capital stock of WOFE, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 7, 2009, WOFE entered into the VIE Agreements with Bohai, a company incorporated under the laws of the PRC, and its three shareholders which include Mr. Qu (our President and Chief Executive Officer, who owns 90% of Bohai’s shares) and two unaffiliated parties.  Pursuant to the VIE Agreements, WOFE does not directly own the equity of our operating subsidiary, but rather assumed management of the business activities of Bohai and has the right to appoint all executives and senior management and the members of the board of directors of Bohai.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, Equity Pledge Agreement, and Option Agreement, through which WOFE has the right to advise, consult, manage and operate Bohai for an annual fee in the amount of Bohai’s yearly net profits after tax.  Additionally, Bohai’s shareholders have pledged their rights, titles and equity interest in Bohai as security for WOFE to collect consulting and services fees provided to Bohai through an Equity Pledge Agreement. In order to further reinforce WOFE’s rights to control and operate Bohai, Bohai’s shareholders have granted WOFE the exclusive right and option to acquire all of their equity interests in Bohai through an Option Agreement.

Through WOFE, Chance High operates and controls Bohai through the VIE Agreements. WOFE used the contractual arrangements to acquire control of Bohai, instead of using a complete acquisition of Bohai’s assets or equity to make Bohai a wholly-owned subsidiary of WOFE because: (i) PRC laws governing share exchanges with foreign entities, which became effective on September 8, 2006, make the consequences of such acquisitions uncertain and (ii) other than by share exchange transactions, PRC laws require Bohai to be acquired for cash and WOFE was not able to raise sufficient funds to pay the full appraised value for Bohai’s assets or shares as required under PRC laws.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Marcum Bernstein &Pinchuk, LLP, during the fiscal years ended June 30, 2013 and June 30, 2012, respectfully for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	June 2013	June 2012
Audit Fees	$128,150	$130,500
Tax Fees	3,000	3,000
TOTAL	$131,150	$133,500

Part IV

Item 15.  Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
5.1	Opinion of Ellenoff Grossman &Schole LLP*
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
10.5	Form of Independent Director Agreement and Indemnify Agreement (6)
10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)
10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)
10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)
10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WOFE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)
21.1	Subsidiaries of the Registrant +
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WOFE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)
99.7	Opinion of AllBright Law Offices, dated December 31, 2009, with respect to certain PRC matters (11)

*	Previously filed
+	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.

(11)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bohai Pharmaceuticals Group, Inc and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York
September 27, 2013

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$6,947,972	$18,386,288
Restricted cash	12,574,051	9,449,905
Accounts receivable	38,716,023	29,670,552
Inventories	2,781,734	3,795,915
Prepaid expenses and other current assets	499,231	879,696

Total current assets	61,519,011	62,182,356

Non-current assets:
Property, plant and equipment, net	17,678,453	11,681,272
Prepayment for property, plant and equipment	1,112,873	594,508
Intangible assets - pharmaceutical formulas	14,109,169	25,610,557
Long term prepayments - land use right, net	37,863,464	18,739,297
Other intangible assets, net	28,139,219	21,497,890
Goodwill	5,202,209	5,092,139

Total non-current assets	104,105,387	83,215,663

TOTAL ASSETS	$165,624,398	$145,398,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,707,638	$-
Convertible notes, net	8,464,500	10,036,000
Accounts payable	5,081,913	3,334,101
Accrued expenses	12,185,615	8,478,054
Land use right payable	6,471,759	-
Income taxes payable	2,222,476	2,338,825
Acquisition purchase price payable - current portion	-	5,000,000
Derivative liabilities - investor and agent warrants	-	1,211,236
Due to Related Party	52,830	36,002

Total current liabilities	44,186,731	30,434,218

Non-current liabilities:
Acquisition purchase price payable - non-current portion	5,000,000	20,300,000
Deferred tax liability	8,048,113	8,161,269

Total non-current liabilities	13,048,113	28,461,269

TOTAL LIABILITIES	57,234,844	58,895,487

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	8,999,581	6,236,076
Retained earnings	74,756,759	55,633,242

Total stockholders’ equity	108,389,554	86,502,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,624,398	$145,398,019

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2013	2012

Net revenues	151,792,917	$137,372,492

Cost of revenues	37,196,569	33,532,900

Gross profit	114,596,348	103,839,592

Operating expenses:
Selling, general and administrative	83,416,640	72,889,809
Impairment Charge - drug formula	1,688,486	-
Depreciation and amortization	2,613,040	2,578,316

Total operating expenses	87,718,166	75,468,125

Income from operations	26,878,182	28,371,467

Other income (expenses):
Interest income	38,712	69,308
Interest expense	(1,967,527)	(11,194,301)
Other (expenses)	(16,795)	(10,198)
Change in fair value of derivative liabilities	1,211,236	(273,369)

Total other (expenses)	(734,374)	(11,408,560)

Income before provision for income taxes	26,143,808	16,962,907

Provision for income taxes	(7,020,291)	(7,314,882)

Net income	19,123,517	$9,648,025

Comprehensive income
Net income	19,123,517	9,648,025
Other comprehensive income
Unrealized foreign currency translation gain	2,763,505	2,676,721
Comprehensive income	21,887,022	$12,324,746

Net income per common share
Basic	1.07	$0.54
Diluted	0.91	$0.54

Weighted average common shares outstanding
Basic	17,861,085	17,861,085
Diluted	22,093,335	22,879,085

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Total Stockholders’Equity

Balance at June 30, 2011	17,861,085	17,861	18,345,574	3,559,355	45,985,217	$67,908,007

Capital contribution from stockholder	-	-	6,225,779	-	-	6,225,779
Stock based compensation	-	-	44,000	-	-	44,000
Foreign currency translation adjustment	-	-	-	2,676,721	-	2,676,721
Net income	-	-	-	-	9,648,025	9,648,025

Balance at June 30, 2012	17,861,085	17,861	24,615,353	6,236,076	55,633,242	$86,502,532

Foreign currency translation adjustment	-	-	-	2,763,505	-	2,763,505
Net income	-	-	-	-	19,123,517	19,123,517

Balance at June 30, 2013	17,861,085	17,861	24,615,353	8,999,581	74,756,759	$108,389,554

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$19,123,517	$9,648,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,359,502	4,330,595
Impairment loss on intangible assets - pharmaceutical formulas	1,688,486	-
(Loss) on disposal of property, plant and equipment	-	(1,414)
Amortization of debt issue costs	-	485,039
Non-cash interest-convertible notes	-	9,317,897
Change in fair value of warrants	(1,211,236)	273,369
Stock based compensation	-	44,000
Deferred income taxes	(285,138)	(170,059)

Changes in operating assets and liabilities:
Accounts receivable	(8,275,584)	(6,309,216)
Prepaid expenses and other current assets	393,371	416,173
Inventories	1,079,465	(900,652)
Accounts payable	1,650,110	(428,745)
Accrued liabilities	1,205,007	3,054,618
Income taxes payable	(164,351)	847,910

Net cash provided by operating activities	20,563,149	20,607,540

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,959,698)	(914,448)
Proceeds from disposal of property, plant and equipment	-	26,764
Land use rights payments	(12,745,551)	-
Property, plant and equipment deposits	(497,783)	(594,508)
Cash received in acquisition of business	-	1,358,078
Cash paid for acquisition of business	(20,300,000)	(9,700,000)
Deposit of restricted cash-convertible note escrow deposit	(2,697,345)	(10,044,756)
Release of restricted cash-convertible note escrow deposit	4,601,029	1,054,789
Net cash used in investing activities	(35,599,348)	(18,814,081)

Cash flows from financing activities:
Proceeds from notes payable	9,559,163	(3,062,076)
Borrowing from related party	16,059	23,879
Repayment of convertible notes	(1,571,500)	(414,000)
Deposit of restricted cash-note payable	(4,779,582)	-

Capital contribution from shareholder	-	6,297,328
Net cash flows provided by financing activities	3,224,140	2,845,131

Effect of foreign currency translation on cash and cash equivalents	373,743	403,272

Net (decrease) increase in cash and cash equivalents	(11,438,316)	5,041,862

Cash and cash equivalents at beginning of period	18,386,288	13,344,426

Cash and cash equivalents at end of period	$6,947,972	$18,386,288

Cash paid during the period for:
Interest	$1,363,164	$868,875
Income taxes	$7,469,786	$6,697,654

Supplemental cash flow information

Non-cash investing and financing activities:
Land use right liability	$6,471,759	$-
Acquisition liability	$5,000,000	$25,300,000
PPE non-cash assuming liability	$2,279,869	$-

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

BPGI is engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through the following two operating subsidiaries:

(i) Yantai Bohai Pharmaceuticals Group Co., Ltd., (“Bohai”) a PRC company and the Company’s original operating subsidiary BPGI controls Bohai through a variable interest entity arrangement (“VIE”) described below; and

(ii) Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”) which BPGI acquired effective July 1, 2011 through a newly formed PRC wholly-foreign owned enterprise subsidiary, Yantai Nirui Pharmaceuticals, Ltd. (“WOFE II”).

BPGI owns 100% of Chance High International Limited, a British Virgin Islands company (“Chance High”). Chance High owns 100% of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as Yantai Shencaojishi Pharmaceuticals Co., Ltd. (the “WOFE”). On December 7, 2009 (prior to the date of the Share Exchange Transaction), the WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, the Company’s current Chairman and Chief Executive Officer (“Mr. Qu”). Mr. Qu currently owns 96.7% of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 3.3% of Bohai.

The VIE Agreements include (i) a Consulting Services Agreement, (ii) an Operating Agreement, and (iii) a Proxy Agreement, through which the WOFE has the right to advise, consult, manage and operate Bohai for an annual fee equal to all of Bohai’s yearly net profits after tax. Pursuant to these agreements, the WOFE indirectly owns but has 100% managerial and economic control of the business activities of Bohai including the right to appoint all executives and senior management and members of the board of directors of Bohai. Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for the WOFE to collect consulting and services fees provided to Bohai pursuant to an equity pledge agreement. In order to further reinforce the WOFE’s rights to control and operate Bohai, Bohai’s shareholders granted the WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an option agreement. The VIE Agreements have perpetual terms unless otherwise determined by PRC law, and can (particularly in the case of the Consulting Services Agreement (which is the principal VIE Agreement) be terminated by the parties under certain circumstances, including material breach, the termination of Bohai’s business or a liquidation of Bohai. The WOFE (which is controlled indirectly by BPGI through Chance High) can also terminate the Consulting Services Agreement at will.

BPGI, its wholly owned subsidiary Chance High, WOFE, WOFE II, Bohai and Yantai Tianzheng are referred to herein collectively and as a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology. Mr. Qu currently serves the Company’s Chairman, Chief Executive Officer and President. As used herein, the term “Common Stock” means the common stock of BPGI, $0.001 par value per share.

BPGI is headquartered and maintains its principal operations in the city of Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

Recent Developments

During the year ended June 30, 2013, management performed an evaluation of the Company’s product portfolio based on a confluence of factors that have emerged within China’s pharmaceutical industry and consumer markets. These factors include, among others, (i) current economic conditions in China and management’s expectations of future economic trends, (ii) changes in China’s Essential Drug Laws, (iii) the PRC Central Government’s policy designating lists of specific drugs eligible for reimbursement, (iv) consumers’ preference for drug delivery systems in the forms of pills, tablets and ingestible liquids, and (v) competition from other drug manufacturing companies within China. Based on these factors, management determined that the Company will streamline its operations to focus on the continued distribution of Lung Nourishing Syrup, Tongbi Capsules, Tongbi Tablets, Fangfengtongsheng Granule, and Zhengxintai Capsules and certain other products. As a consequence, management determined that it would be in the best interests of the Company and its stockholders to commit to a plan of (i) fully abandoning plans to create new products from a limited number of formulas purchased in 2005, and (ii) indefinitely suspending plans to develop and produce a more diversified portfolio that would be derived from a series of other approved formulas that the Company purchased in 2010 and 2005.

As a result, the Company (i) recorded an impairment charge of $1,688,486 for the aggregate carrying amount of certain product formulas that the Company has abandoned in their entirety, and (ii) reclassified $10,331,414 for the carrying amount of certain other product formulas that the Company will hold as defensive assets. Formulas to be held as defensive assets will be amortized over a period of 8 years (Note 6 and 8).

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $19,123,517 for the year ended June 30, 2013. The Company’s cash flows from operations amounted to $20,563,149 for the year ended June 30, 2013. The Company had working capital of $17,332,280 as of June 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in the private placement of convertible notes (Note 11).

On August 8, 2011, the Company, through WOFE II, signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng for total purchase consideration of US$35,000,000 (paid in its RMB equivalent, of which US$6,000,000 was paid as of the Execution Date of the acquisition and the remaining $29,000,000 was payable in a series of installments which the Company, at its discretion, could elect to defer (Note 12). The Company paid $30,000,000 to date (of which $20,300,000 was paid during the year ended June 30, 2013) and elected to defer $5,000,000. As of June 30, 2013, the balance of $5,000,000 is due on February 8, 2015.

The Company is gaining the benefits of the economies of scale that is realized by having combined and streamlined the cost structures of the historical Bohai and the acquired Yantai Tianzheng businesses. As described above, the Company has committed to a plan of streamlining the combined business around a more focused portfolio of products that include non-prescription drug products acquired as part of the Yantai Tianzheng’s product portfolio.

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.15 million (RMB 19.5 million). Management estimates that construction is 85% completed as of June 30, 2013 and that the project will be completed by December 31, 2013. The remaining commitment of the contract amounted to approximately $0.5 million (RMB 3.1 million) as of June 30, 2013.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19 million (RMB 120,000,000). As of June 30, 2013, the Company paid $12.95 million (RMB 80,000,000). The Company is obligated to make one remaining installment payment of $6.47 million (RMB 40,000,000) by  December 31, 2013 (see Note 7).

The Company is also required to repay the remaining $8,464,500 convertible notes balance, which pursuant to four amendments to the original notes, is currently due on an extended maturity date of April 5, 2013. The Company is currently working with Euro Pacific as representative of the Investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes from April 5, 2013 to April 5, 2014. In connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum).. As of the date of the financial statements were issued, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

As described elsewhere herein, the Company has at times, been in temporary default of its obligation to repay the convertible notes at previously extended maturity dates. The Company is currently on default under the terms of the latest extended note agreement. The Company cannot predict what the implications of the non-payment of the notes would be other than it would continue to experience difficulty converting sufficient currency and will maintain an escrow account of restricted funds intended to secure the Note’s repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards integrating the business of Yantai Tianzheng, and subsequent commitment to focus on a more streamlined higher margin product portfolio, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least July1, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WOFE, WOFE II, Yantai Tianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Under the Operating Agreement entered into between WOFE and Bohai, the WOFE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai. Under the Consulting Services Agreement entered into between WOFE and Bohai, Bohai agreed to pay all of its net income to WOFE quarterly as a consulting fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai. As such, the Company is the primary beneficiary of and maintains controlling managerial and financial interest in, Bohai in accordance with ASC 810-10-15-14. Accordingly, Bohai’s financial position and results of operations are consolidated with those of the Company for all periods presented.

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

☐	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

☐	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30,	June 30,
	2013	2012

Total current assets*	$58,857,580	$51,470,381
Total assets*	130,683,952	99,899,826
Total current liabilities**	24,065,824	11,689,137
Total liabilities**	$27,729,581	$15,277,230

*           Includes intercompany accounts in the amounts of $26,417,979 and $20,338,295 in current assets as of June 30, 2013 and June 30, 2012, respectively, that were eliminated in consolidation.

**          Includes intercompany accounts in the amounts of $4,372,634 and $2,490,528 in current liabilities as of June 30, 2013 and June 30, 2012, respectively, that were eliminated in consolidation.

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective fair values. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are charged to expense as incurred. The operating results of acquired business are reflected in the acquirer’s consolidated financial statements and results of operations after the date of the acquisition.

Reclassifications

Certain amounts in the June 30, 2012 consolidated financial statement have been reclassified to conform to the June 30, 2013 presentation.

Business Segments

The Company’s operates its business through a single reporting segment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

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

Restricted Cash

Escrow account balances amounted to $12,574,051 and $9,449,905 as of June 30, 2013 and June 30, 2012, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of June 30, 2013 and 2012, there was $7,720,232, and $9,449,905 of cash restricted for this purpose. The Company has certain outstanding notes payable. The Company is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of June 30, 2013 and 2012, there was $4,853,819 and $0 cash restricted for this purpose.

Accounts Receivable

Accounts receivable consists of amounts due from customers. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. The Company’s credit terms generally range from 90 to 180 days. The Company’s policy with respect accounts receivable reserves is to establish an allowance for doubtful accounts based on management’s assessment of known requirements, aging of receivables, payment history, specific customer’s current credit worthiness, and the economic environment. The Company has a significantly low history of credit losses and no historical pattern of making any price or collection concessions with respect to its accounts receivable balances. Accordingly, an allowance for doubtful accounts is not considered necessary based on management’s assessment .

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of June 30, 2013 and June 30, 2012, management does not believe that any inventory reserves are necessary.

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

During the year ended June 30, 2013, we determined that we will no longer manufacture or seek to develop a market for ten of our products due to a change in our business strategy as more fully described in notes 1 and 2. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the year ended June 30, 2013. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of $10,331,414 to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that these formulas have an estimated useful life of 8 years  as defensive  assets.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock required classification as liability instruments at June 30, 2013 and 2012 due to the existence of non-standard anti-dilution privileges that caused the warrants to not be indexed to the Company’s own stock.

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

The following table reflects gains and losses for the years ended June 30, 2013 and 2012 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2011	$937,867
Change in the fair value of warrant liabilities	273,369
Balance of warrant liabilities as of June 30, 2012	1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	$-

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The year ended June 30, 2013	The year ended June 30, 2012
Period end US$: RMB exchange rate	6.1807	6.3143
Average periodic US$: RMB exchange rate	6.2767	6.3519

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

☐	Persuasive evidence of an arrangement exists;
☐	Delivery has occurred or services have been rendered;
☐	The seller’s price to the buyer is fixed or determinable; and
☐	Collectability is reasonably assured.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, whose cost is $7,982 for the year ended June 30, 2013. So the Company is mainly dependent on a third-party, Yantai Tianzheng Medicine Research and Development Co., Ltd., to perform the limited amount of research and development that the Company undertakes. Research and development costs amounted to $7,982 and $7,800 for the years ended June 30, 2013 and 2012, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $1,011,367 and $1,303,710 for the years ended June 30, 2013 and 2012, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $95,477 and $3,497,560 for the years ended June 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2013	2012

Raw materials	$1,415,071	$2,079,480
Work in progress	840,954	882,005
Finished goods	525,709	834,430
Total inventories	$2,781,734	$3,795,915

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2013	2012

Buildings	$9,121,541	$8,928,545
Plant equipment	8,548,658	2,490,764
Office equipment	250,339	208,539
Motor vehicles	291,784	285,610
Total	18,212,322	11,913,458

Less: accumulated depreciation	(2,827,442)	(2,188,340)
Construction in progress	2,293,573	1,956,154

Property, plant and equipment, net	$17,678,453	$11,681,272

Depreciation expense for property, plant and equipment for the years ended June 30, 2013 and 2012 amounted to $582,748 and $563,214, respectively.

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.15 million (RMB 19.5 million). Management estimates that construction is 85% completed as of June 30, 2013 and that the project will be completed by December 31, 2013. The remaining commitment of the contract amounted to approximately $0.5 million (RMB 3.1 million) as of June 30, 2013.

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

Pharmaceutical formulas with indefinite lives consist of the following:

	June 30, 2013	June 30, 2012

Pharmaceutical formulas, without amortization, at cost	$14,109,169	$25,610,557

During the year ended June 30, 2013, the Company recorded an impairment charge of $1,688,486, for a limited number of products formulas purchased in 2005 that will no longer be used to develop products. The Company also reclassified $10,331,414 for the cost of certain other SFDA approved drug formulas that the Company will retain as defensive assets, to other intangible assets (Notes 1 and 2). The Company has made a determination that that is in the Company’s best interests to retain these formulas to mitigate competition and provide the Company with the option of using them in future development efforts should it be advantageous to do so.

7.	LONG TERM PREPAYMENTS - LAND USE RIGHTS, NET

	June 30,	June 30,
	2013	2012

Land use rights, at cost	$40,093,414	$20,240,623
Less: Accumulated amortization	(2,229,950)	(1,501,326)
Intangible assets – land use rights, net	$37,863,464	$18,739,297

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19 million (RMB 120,000,000). As of June 30, 2013, the Company has made payment of $12.95 million (RMB 80,000,000). The Company is obligated to make one remaining installment payment of $6.47 million by December 31, 2013.

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $685,524 and $676,515 for the years ended June 30, 2013 and 2012, respectively.

Amortization is calculated over a period of 30-50 years. Amortization of land use rights for fiscal years ending subsequent to June 30, 2013 is as follows:

Amortization
2014	$812,979
2015	812,979
2016	812,979
2017	812,979
2018	812,979
Thereafter	33,798,569
Total	$37,863,464

8.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net includes customer relationships and certain prescription drug product formulas. The Company acquired these assets in its business combination with Yantai Tianzheng. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas including those retained as defensive assets are amortized on a straight line basis over a period of 8 years .

$10,331,414 for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at June 30, 2013 consist of the following:

	Customer	YTP Drug	Defensive
	Relationships	Formulas	Drug formulas	Total

Cost	$14,798,647	$10,340,415	$10,331,414	$35,470,476

Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)

Net carrying amount	$11,030,789	$7,745,586	$9,362,844	$28,139,219

Other intangible assets at June 30, 2012 consist of the following:

	Customer	YTP Drug	Defensive
	Relationships	Formulas	Drug formulas	Total

Cost	$14,485,533	$10,121,629	$-	$24,607,162

Accumulated Amortization	(1,844,068)	(1,265,204)	-	(3,109,272)

Net carrying amount	$12,641,465	$8,856,425	$-	$21,497,890

Amortization expense for customer relationships amounted to $1,855,115 and $1,833,152 for the years ended June 30, 2013 and 2012, respectively.

Amortization expense for YTP drug formulas amounted to $1,282,359 and $1,257,714 for the years ended June 30, 2013 and 2012, respectively.

Amortization expense for defensive drug formulas amounted to $953,756 and $0 for the years ended June 30, 2013 and 2012, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to June 30, 2013 is as follows:

Amortization
2014	$4,409,149
2015	4,409,149
2016	4,409,149
2017	4,409,149
2018	4,409,149
Thereafter	6,093,474
Total	$28,139,219

9.	ACCRUED EXPENSES

Accrued expense consists of the following:

	June 30,	June 30,
	2013	2012

Sales representatives commission and expenses	$4,731,442	$3,778,996
Other payable for PPE	2,279,869	-
Other accrued expense	1,596,636	1,557,472
Other taxes payable	2,185,328	1,879,334
Interest	1,117,527	516,269
Compensation and related cost	274,813	357,975
Advertising expense	-	388,008
Total	$12,185,615	$8,478,054

10.	NOTES PAYABLE

As of June 30, 2013, the Company has a note payable of $9,707,638 (RMB 60,000,000) from Weihai City Commercial Bank (the “Bank”). The current amount of credit owed to the Bank under the facility was obtained by Yantai Tianzheng in May 7, 2013 and has a 6-month maturity. The Company paid a facility fee of approximately $4,800 to the bank at the inception of the arrangement. Yantai Tianzheng entered into this credit facility following its execution of third party guaranty arrangements between the Company, the Bank and Laishan Public Assets Management LLP (“Laishan”) and between the Company, the Bank, and Bohai in April 2013 (the “Guaranties”). Under the terms of the Guaranty, Laishan and Bohai each has agreed to act as guarantor of up to $4,853,819 (RMB 30,000,000) of any credit extended by the Bank to the Company at any time during the period from April 25, 2013 through April 25, 2014. Any amounts due to Laishan and Bohai pursuant to the terms of the Guaranty shall be subordinate to any amounts owed to the Bank.

11.	CONVERTIBLE PROMISSORY NOTES IN DEFAULT AND DUE ON DEMAND

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $8,997,898 for the years ended June 30, 2013 and 2012, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $1,069,261 and $ 10,875,038 for the years ended June 30, 2013 and 2012, respectively.

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

On December 31, 2011, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended to April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum).

On June 27, 2012, Euro Pacific also agreed to release us from certain restrictions on our ability to incur debt, to incur liens or to make capital expenditures as stipulated in the note agreement. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company has been and is currently in temporary default of this obligation at the previously extended maturity dates. Should the Company be unable to repay the notes in time and in the absence of a further extension of the maturity date, this circumstance would constitute an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than it would continue to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action. As of the date the financial statements were issued, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

As of June 30, 2013 and June 30, 2012, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if certain Events of Default occur.

12.	ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WOFE II, acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent) of which US$6,000,000 was paid as of the Execution Date of the acquisition the remaining $29,000,000 was due in a series of contractual installments.

Certain provisions in the acquisition agreement provided the Company with the ability to elect, at its own discretion, to automatically convert any portion or all of the installment payments due into a two-year term loan, with interest accruing at the rate of six percent (6%) per annum.

As of June 30, 2013, $30,000,000 was paid. As of June 30, 2013, the balance of $5,000,000 is due on February 8, 2015.

13.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,426,910 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of June 30, 2013, the Company has paid $2,118,699 (RMB 13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,118,699 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project. Research and development costs associated with this contract amounted to $0 and $0 for the years ended June 30, 2013 and 2012.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	The year ended	The year ended
	June 30, 2013	June 30, 2012

Shandong Yantai Medicine Procurement and Supply Station	29.0%	13.2%
Anhui DeChang Pharmaceutical Co. Ltd.	* %	16.2%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $5,036,761 as of June 30, 2013 that was fulfilled upon the delivery of the goods in July 2013.

(c)	Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 30.5%, 12.6%, 18.4%, 12.5% and 18.6%, respectively, of total sales for the year ended June 30, 2013.

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 22.8%, 9.1%, 16.6%, 10.6% and 18.3%, respectively, of total sales for the year ended June 30, 2012.

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

At June 30, 2013 and June 30, 2012, the Company’s cash balances by geographic area were as follows:

	June 30,		June 30,
	2013		2012
Country:
United States	$28,331	0.41%	$23,406	0.13%
China	6,919,641	99.59%	18,362,882	99.87%
Total cash and cash equivalents	$6,947,972	100%	$18,386,288	100%

(f)	Certificate of land use right

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

We have 5 land use rights, for a total of approximately 675,364 square meters of land on which the Company maintains its manufacturing facility.

The Company has not obtained a land use right certificate for two piece of land located in the high-tech development district of Laishan district, including an area of 266,668 square meters purchased on November 5, 2012 and an area of 333,335 square meters purchased on February 22, 2010. Registration of the two land use right certification is still in process.

We currently have not obtained the land use right certificate for another piece of land located in Xingfu Twelve Village of Zhifu District. The land is about 11,222 square meters. We maintain our manufacturing facility  on this land. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by the Company has been suspended until the completion of the planning process.

We cannot provide any assurance that the Company will eventually obtain the land use right certificate for these lands. If the Company is asked by the local government to relocate the Company’s facility, management believes that estimated relocation and other costs will be reimbursed by the local government. The Company does not believe that a requirement to relocate operations would have a material adverse effect on the Company’s financial position results of operations.

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

14.	NET INCOME PER SHARE

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

	The year ended	The year ended
	June 30, 2013	June 30, 2012

Net income available to common stockholders-basic	$19,123,517	$9,648,025
Interest on convertible notes	1,069,261	10,875,038
Net income available for common shareholders – diluted	$20,192,778	$20,523,063

Weighted average number of common shares outstanding - basic	17,861,085	17,861,085
Common shares if converted from Convertible Debt	4,232,250	5,018,000
Weighted average number of common shares outstanding - diluted	22,093,335	22,879,085

Earnings (loss) per share:
Basic	$1.07	$0.54
Diluted	$0.91	$0.54

15.	STOCK OPTIONS

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2013:

Options Outstanding
Number
		Outstanding	Weighted	Weighted Average
	Number	Currently	Average	Exercise Price of
	Outstanding	Exercisable	Remaining	Options
Exercise	at	at	Contractual Life	currently
Price	June 30, 2013	June 30, 2013	(Years)	exercisable

$2.00	32,000	32,000	2.39	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the years ended June 30, 2013 and 2012 was $0 and $0, respectively and was recorded as general and administrative expense.

A summary of our stock option activity as of June 30, 2013, and changes during years ended June 30, 2013 and 2012 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, June 30, 2011	-	-	$-

Granted or vested during the year ended June 30, 2012	32,000	32,000	$2.00

Exercised during the year ended June 30, 2012	-	-	$-

Expired during the year ended June 30, 2012	-	-	$-

Balance, June 30, 2012	32,000	32,000	$2.00

Granted or vested during the year ended June 30, 2013	-	-	$-

Exercised during the year ended June 30, 2013	-	-	$-

Expired during the year ended June 30, 2013	-	-	$-

Balance, June 30, 2013	32,000	32,000	$2.00

16.	STOCKHOLDERS ’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Restricted Stock Awards

On June 4, 2010, we granted 120,000 shares of Restricted Common Stock to our Chief Financial Officer for three years of service. The Restricted Common Stock vests in three equal annual installments over the related service period. We issued 40,000 shares of Restricted Common Stock during the year ended June 30, 2011. Our Chief Financial Officer resigned on December 31, 2011.

On November 10, 2010, we issued 25,000 shares of fully vested, non-forfeitable Common Stock to a non-employee service provider to create investor awareness programs.

On January 5, 2011, we issued 20,000 shares of fully vested, non-forfeitable Common Stock to a third party to create investor awareness programs.

There were no shares issued for the year ended June 30, 2013 and 2012.

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

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

The Company allocated $3,188,228 to the reserve fund during the year ended Jun 30, 2013.

17.	OPERATING EXPENSE

For the years ended June 30, 2013 and 2012, operating expenses consisted of the following:

	The year ended	The year ended
	June 30, 2013	June 30, 2012

Sales Commissions	$75,414,664	$61,008,134
Advertising expense	95,477	3,497,560
Audit fees and consulting expenses	230,150	520,261
Depreciation and amortization	2,613,040	2,578,316
Staff costs (salary & welfare)	2,652,288	2,723,569
Other operating expenses	5,024,061	5,140,285
Impairment of drug formula	1,688,486	-

Total Operating expenses	$87,718,166	$75,468,125

18.	INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada. The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $9,000,000 and expire through 2031. The Company has fully reserved for these and all other deferred tax assets generated in the Company’s US operations since it is currently more likely than not that those assets will not be realized in future periods.

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%.

For the years ended June 30, 2013 and 2012, the provision for income taxes consisted of the following:

	Years Ended June 30,
	2013	2012

Current taxes
United States	$-	$-
PRC	7,305,429	7,484,941

Deferred taxes (benefit)
United States	(449,012)	(4,188,248)
PRC	(285,138)	(170,059)

Change in valuation allowance	449,012	4,188,248

Provision for Income Taxes	$7,020,291	$7,314,882

As of June 30, 2013, we had $15,696,907 of net operating loss carry forwards available for federal income tax purposes that may be used to offset future taxable income and will begin to expire in 2030. We provided for a full valuation allowance against the net deferred tax assets of $5,336,949 on the expected future tax benefits from the net operating loss carry forwards for the year ended June 30, 2013 as management believes it is more likely than not that these assets will not be realized in the future. During the years ended June 30, 2013 and 2012, the valuation allowance increased by $449,012 and 4,188,248, respectively.

We are subject to income tax in the United States and the PRC. There was a benefit for income tax in the United States because we had a taxable loss in the United States for the years ended June 30, 2013 and 2012. The statutory federal income tax rate is 34%. The company recorded an US tax valuation allowance of $449,012 and $4,188,248 in fiscal year 2013 and 2012, respectively. Absent this valuation allowance, the effective tax rate would have been 26.7 % and 25.1 % in 2013 and 2012, respectively.

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate as follows for the years ended June 30, 2013 and 2012:

	For the Years Ended June 30,
	2013	2012

Experted US tax at statutory rate	$8,888,894	$5,767,388
Foreign tax differential	(1,905,795)	(2,445,869)
Permanent differences	(411,820)	(194,885)
Change in valuation allowance	449,012	4,188,248
Provision for Income Taxes	$7,020,291	$7,314,882

Our deferred tax assets as of June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Deferred tax assets:
NOL carryover	$5,250,749	$4,801,737
Stock compensation	86,200	86,200
Sub-total	5,336,949	4,887,937
Deferred tax liabilities:
Valuation allowance	(5,336,949)	(4,887,937)
Total	$-	$-

The Company also has a deferred tax liability related to definite and indefinite lived intangibles in the PRC jurisdiction of $8,048,113 and $8,161,269 for the years ended June 30, 2013 and 2012, respectively.

The Company has permanently reinvested earnings in its foreign subsidiaries. At June 30, 2013, approximately $686,258,508 of accumulated earnings was permanently reinvested. If such earnings were repatriated, there could be additional federal income taxes (net of available tax credits). It is not practicable to determine the amount of additional tax that might be payable on the undistributed foreign earnings.

Management has evaluated and concluded that there was no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended June 30, 2013 and 2012. Further, it is not anticipated that the unrecognized benefits will significantly change over the next twelve months.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in the PRC. For federal tax purposes, years beginning after June 30, 2009 are still open to examination. Currently, no income tax returns are under examination.

19.	VIE

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the VIEs.

As a result of the VIE Agreements signed between Yantai Shencaojishi Pharmaceuticals Co., Ltd (“WOFE”) and Yantai Bohai Pharmaceuticals Group Co. Ltd (“Bohai”), the Company includes the assets, liabilities, revenues and expenses of Bohai(the “VIE”) in its consolidated financial statements.

Substantially all of the Company’s assets, including those of Bohai which is considered the VIE and Yantai Tianzheng, which is an acquired subsidiary of the Company are accessible to Bohai through WOFE II creditors irrespective of the VIE arrangement.

The VIE Agreements include:

Equity Interest Pledge Agreement. The WOFE and Bohai Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each Bohai Shareholder has pledged all of his shares of Bohai to the WOFE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WOFE to collect dividends from Bohai during the term of the pledge.

Consulting Service Agreement. Bohai and the WOFE has entered into a Consulting Services Agreement, which provides that the WOFE will be the exclusive provider of technology services to Bohai and Bohai will pay all of its net income based on the quarterly financial statements to the WOFE for such services. Any such payment from the WOFE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. See “Risk Factors – Risks Associated With Doing Business in China.”

Operating Agreement. Pursuant to the operating agreement among the WOFE, Bohai and each of Bohai Shareholder, the WOFE provides guidance and instructions on Bohai’s daily operations and financial affairs. The Bohai Shareholders must designate the candidates recommended by the WOFE as their representatives on their respective boards of directors. The WOFE has the right to appoint senior executives of Bohai. In addition, the WOFE agrees to guarantee Bohai’s performance under any agreements or arrangements relating to Bohai’s business arrangements with any third party. Bohai, in return, agrees to pledge its accounts receivable and all of its assets to the WOFE. Moreover, Bohai agrees that without the prior consent of the WOFE, Bohai will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

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

☐	The PRC government may determine that the VIE Agreements used to control the Company’s operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

☐	There are risks involved with the operation of Bohai under the VIE Agreements. The Company has been advised by PRC legal counsel that if the PRC government determines the VIE Agreement used to control the operating company to be unenforceable as they circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

☐	The Company depend upon the VIE Agreements in conducting its production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

☐	The Company conduct its production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from the Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its Shareholders fail to perform the obligations under the VIE Agreements, the Company may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that the Company may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce the VIE Agreements.

☐	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

☐	The Company could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of the Company for PRC tax purposes which could result in higher tax liability

20.	SUBSEQUENT EVENTS

Pursuant to the most recent amendment, the convertible notes was due on April 5, 2013.The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). As of the date the financial statements were issued, the Company did not make the payment.

On August 15, 2013, the Company entered into a short term bank loan agreement with Yantai Rural Commercial Bank Ltd (“RCB”). The loan amounted to approximately $4,854,000 (RMB 30,00,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Shandong Guangyuan Group Ltd. (“Guangyuan”), and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company.

The Company has evaluated subsequent events from the balance sheet date through September 27, 2013, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 2013.

Bohai Pharmaceuticals Group, Inc.

/s/ Hongwei Qu
By:
Name: Hongwei Qu
Tile: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	September 27, 2013
Hongwei Qu

/s/ Chengde Wang	Director	September 27, 2013
Chengde Wang

/s/ Thomas Tan	Director	September 27, 2013
Thomas Tan