Form 10-Q
period 2013-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2013-11-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of November 14, 2013, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2013. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

▪
our ability to generate or obtain through financing sufficient working capital to (i) satisfy our obligations under our convertible notes which were past due on April 15, 2013 (currently $8,464,500 due) or (ii) otherwise to support our business plans;

▪	our ability to continue to integrate the business of Yantai Tianzheng and any future acquisitions into our business;
▪	our ability to improve the cost efficiency of our existing products and maintain their quality;
▪	the availability of government granted rights to exclusively manufacture or co-manufacture our products;
▪	the availability of national healthcare reimbursement of our products;
▪	our ability to manage our expanding operations and continue to fill customers’ orders on time;
▪	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;
▪	our ability to maintain or protect our intellectual property;
▪	our ability to maintain our proprietary technology;
▪	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine and healthcare sectors in China;
▪	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;
▪	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and
▪
our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

We cannot give any guarantee that our plans, intentions or expectations will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors listed above and described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash	$14,441,774	$6,947,972
Restricted cash	12,649,350	12,574,051
Accounts receivable	40,999,217	38,716,023
Inventories	4,713,299	2,781,734
Prepaid expenses and other current assets	691,879	499,231

Total current assets	73,495,519	61,519,011

Non-current assets:
Property, plant and equipment, net	17,546,375	17,678,453
Prepayment for property, plant and equipment	1,173,348	1,112,873
Intangible assets - pharmaceutical formulas	14,193,679	14,109,169
Intangible assets - land use right, net	37,882,616	37,863,464
Other intangible assets, net	27,181,651	28,139,219
Goodwill	5,233,369	5,202,209

Total non-current assets	103,211,038	104,105,387

TOTAL ASSETS	$176,706,557	$165,624,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,765,784	$9,707,638
Short-term loan	4,882,892	-
Convertible notes, net	8,464,500	8,464,500
Accounts payable	5,942,027	5,081,913
Accrued expenses	12,656,688	12,185,615
Land use right payable	6,510,523	6,471,759
Income taxes payable	3,237,719	2,222,476
Due to related party	52,314	52,830

Total current liabilities	51,512,447	44,186,731

Non-current liabilities:
Acquisition purchase price payable - non-current portion	-	5,000,000
Deferred tax liability	8,092,187	8,048,113

Total non-current liabilities	8,092,187	13,048,113

TOTAL LIABILITIES	59,604,634	57,234,844

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	9,624,219	8,999,581
Retained earnings	82,844,490	74,756,759

Total stockholders’ equity	117,101,923	108,389,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$176,706,557	$165,624,398

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2013	2012

Net revenues	$50,889,060	$35,348,820

Cost of revenues	11,707,654	8,894,889

Gross profit	39,181,406	26,453,931

Operating expenses:
Selling, general and administrative	27,240,489	17,207,116
Depreciation and amortization	713,560	656,105

Total operating expenses	27,954,049	17,863,221

Income from operations	11,227,357	8,590,710

Other expenses:
Interest income	2,790	17,785
Interest expenses	(362,286)	(513,033)
Other expenses, net	(26,117)	(16,706)
Change in fair value of derivative liabilities	-	498,002

Total other expenses	(385,613)	(13,952)

Income before provision for income taxes	10,841,744	8,576,758

Provision for income taxes	(2,754,013)	(2,181,246)

Net income	$8,087,731	$6,395,512

Comprehensive income:
Net income	8,087,731	6,395,512
Other comprehensive income
Unrealized foreign currency translation gain (loss)	624,638	(248,947)
Comprehensive income	$8,712,369	$6,146,565

Net income per common share
Basic	$0.45	$0.36
Diluted	$0.38	$0.30

Weighted average common shares outstanding
Basic	17,861,085	17,861,085
Diluted	22,093,335	22,563,585

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$8,087,731	$6,395,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,605,848	1,083,978
Loss on disposal of property, plant and equipment	9,897	-
Change in fair value of warrants	-	(498,002)
Deferred income taxes	(4,118)	106,410

Changes in operating assets and liabilities:
Accounts receivable	(2,044,145)	(4,104,067)
Prepaid expenses and other current assets	(188,996)	(551,346)
Inventories	(1,908,226)	(505,562)
Accounts payable	826,784	193,721
Accrued expenses	401,371	(729,970)
Income taxes payable	998,437	191,018

Net cash provided by operating activities	7,784,583	1,581,692

Cash flows used in investing activities:
Purchases of property, plant and equipment	(27,127)	(11,344)
Property, plant and equipment deposits	(53,622)	(3,490)
Cash paid for acquisition of business	(5,000,000)	-
Net cash used in by investing activities	(5,080,749)	(14,834)
Cash flows from financing activities:
Proceeds from short-term loan	4,865,864	-
Borrowing from related party	-	2,545
Repayment to related party	(757)	-
Deposit of restricted cash-convertible note escrow deposit	-	945,195
Release of restricted cash-convertible note escrow deposit	-	(845,495)
Repayment of convertible notes	-	(631,000)
Net cash flows provided by (used in) financing activities	4,865,107	(528,755)

Effect of foreign currency translation on cash and cash equivalents	(75,139)	(45,231)

Net increase in cash and cash equivalents	7,493,802	992,872

Cash and cash equivalents at beginning of period	6,947,972	18,386,288

Cash and cash equivalents at end of period	$14,441,774	$19,379,160

Cash paid during the period for:
Interest	$45,009	$313,895
Income taxes	$1,759,694	$1,878,185

Supplemental cash flow information
Non-cash investing and financing activities:
Land use right liability	$6,510,523	$-
Acquisition liability	$-	$25,300,000
Acquisition of property, plant and equipment through assumption of debt	$1,798,262	$-

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

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

The Company’s net income amounted to $8,087,731 for the three months ended September 30, 2013. The Company’s cash flows from operations amounted to $7,784,583 for the three months ended September 30, 2013. The Company had working capital of $21,983,071 as of September 30, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing raised in the bank loan.

On August 8, 2011, the Company, through WOFE II, signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100% of Yantai Tianzheng for total purchase consideration of US$35,000,000 has been paid (of which $5,000,000 was paid during the quarter ended September 30, 2013).

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

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.15 million (RMB 19.5 million). Management estimates that construction is 95% completed as of September 30, 2013 and that the project will be completed by November 2013. The remaining commitment of the contract amounted to approximately $0.9 million (RMB 5.6 million) as of September 30, 2013.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan, Yantai, Shandong Province. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19.53 million (RMB 120,000,000). As of September 30, 2013, the Company paid $13.02 million (RMB 80,000,000). The Company is obligated to make one remaining installment payment of $6.51 million (RMB 40,000,000) by December 31, 2013 (see Note 7).

The Company is also required to repay the remaining $8,464,500 convertible notes balance, which pursuant to four amendments to the original notes, is currently due on an extended maturity date of April 5, 2013. In October 2013, the Company made a payment amounting to $400,000. The Company is currently working with Euro Pacific as representative of the Investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes from April 5, 2013 to April 5, 2014. In connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). As of the date the financial statements were issued, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

As described elsewhere herein, the Company has at times, been in temporary default of its obligation to repay the convertible notes at previously extended maturity dates. The Company is currently in default under the terms of the latest extended note agreement. The Company cannot predict what the implications of the non-payment of the notes would be other than it would continue to experience difficulty converting sufficient currency and will maintain an escrow account of restricted funds intended to secure the Note’s repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards integrating the business of Yantai Tianzheng, and subsequent commitment to focus on a more streamlined higher margin product portfolio, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least September 30, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

The Company will require significant additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to generate sufficient operating cash flows or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities (as was done recently when the Company determined to streamline its operations to focus on the continued distribution of a smaller number of key products), suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses. There is a material risk, and management cannot provide any assurances, that the Company will be able to raise additional capital if needed. On August 15, 2013, the Company has a financing as short term loan amounted to $4,882,892 (RMB 30,000,000), guaranteed by a third party and the principal shareholder of the Company, Hongwei Qu. which is due on August 14, 2014. Except that, the Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

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

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

☐	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

☐	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30,	June 30,
	2013	2013

Total current assets*	$77,739,308	$61,519,011
Total assets*	149,639,899	165,624,398
Total current liabilities**	30,531,031	44,186,731
Total liabilities**	$34,304,325	$57,234,844

*           Includes intercompany accounts in the amounts of $36,190,722 and $26,417,979 in current assets as of September 30, 2013 and June 30, 2013, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,342,271 and $4,372,634 in current liabilities as of September 30, 2013 and June 30, 2013, respectively, which were eliminated in consolidation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2013, filed on September 27, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the September 30, 2012 condensed consolidated financial statement have been reclassified to conform to the September 30, 2013 presentation.

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

Restricted Cash

Escrow account balances amounted to $12,649,350 and $12,574,051 as of September 30, 2013 and June 30, 2013, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of September 30, 2013 and June 30, 2013, there was $7,766,458 and $7,720,232 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $9,765,784 and $9,707,638 as of September 30, 2013 and June 30, 2013, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of September 30, 2013 and June 30, 2013, there was $4,882,892 and $4,853,819 cash restricted for this purpose.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of September 30, 2013 and June 30, 2013, management does not believe that any inventory reserves are necessary.

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

During the year ended June 30, 2013, we determined that we will no longer manufacture or seek to develop a market for ten of our products due to a change in our business strategy as more fully described in Note 2. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the year ended June 30, 2013. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of $10,331,414 to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that these formulas have an estimated useful life of 8 years as defensive assets.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock required classification as liability instruments at September 30, 2013 and June 30, 2013 due to the existence of non-standard anti-dilution privileges that caused the warrants to not be indexed to the Company’s own stock.

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

The following table reflects gains and losses for the three months ended September 30, 2013 and year ended June 30, 2013 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of September 30, 2013	$-

Estimating the fair value of derivative financial instruments require the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives, which had a direct effect on the fair values. In addition, valuation techniques are sensitive to changes in the trading market price of the our Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect management’s estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012
Period end US$: RMB exchange rate	6.1439	6.3265
Average periodic US$: RMB exchange rate	6.1654	6.3257

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note16). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts agreeing on performing researches on two pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months, respectively. These three  contracts are amounting to $244,154 (RMB 1,500,000), which have been fully paid  by September 30, 2013. Research and development costs amounted to $39,047 and $1,995 for the three months ended September 30, 2013 and 2012, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $272,203 and $292,643 for the three months ended September 30, 2013 and 2012, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $101,280 and $102,305 for the three months ended September 30, 2013 and 2012, respectively.

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

Earnings per Share

We report earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Common equivalent shares are excluded from the computation of diluted shares in periods for which they have an anti-dilutive effect. Diluted shares underlying stock options and common stock purchase warrants are included in the determination of diluted earnings per share using the treasury stock method. Diluted shares underlying convertible debt obligations are included in the determination of diluted loss per share using the “if converted” method (Note 17).

Recent Accounting Pronouncements

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

4.	INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Raw materials	$2,534,264	$1,415,071
Work in progress	899,279	840,954
Finished goods	1,279,756	525,709
Total inventories	$4,713,299	$2,781,734

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Buildings	$9,176,176	$9,121,541
Plant equipment	8,619,156	8,548,658
Office equipment	268,872	250,339
Motor vehicles	279,543	291,784
Total	18,343,747	18,212,322

Less: accumulated depreciation	(3,109,566)	(2,827,442)
Construction in progress	2,312,194	2,293,573

Property, plant and equipment, net	$17,546,375	$17,678,453

Depreciation expense for property, plant and equipment for the three months ended September 30, 2013 and 2012 amounted to $276,748 and $143,123, respectively.

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.15 million (RMB 19.5 million). Management estimates that construction is 95% completed as of September 30, 2013 and that the project will be completed by November 30, 2013. The remaining commitment of the contract amounted to approximately $0.9 million (RMB 5.6 million) as of September 30, 2013.

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

Pharmaceutical formulas with indefinite lives consist of the following:

	September 30, 2013	June 30, 2013
	(unaudited)
Pharmaceutical formulas, without amortization, at cost	$14,193,679	$14,109,169

7.	INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	September 30,	June 30,
	2013	2013
	(unaudited)
Land use rights, at cost	$40,333,561	$40,093,414
Less: Accumulated amortization	(2,450,945)	(2,229,950)
Intangible assets – land use rights, net	$37,882,616	$37,863,464

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.53 million (RMB 120,000,000). As of September 30, 2013, the Company has made payment of $13.02 million (RMB 80,000,000). The Company is obligated to make one remaining installment payment of $6.51 million by December 31, 2013.

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $206,914 and $162,563 for the three months ended September 30, 2013 and 2012, respectively.

Amortization is calculated over a period of 30-50 years.

Amortization of land use rights for fiscal years ending subsequent to September 30, 2013 is as follows:

Amortization
Remainder of FY 2014	$620,742
2015	827,656
2016	827,656
2017	827,656
2018	827,656
Thereafter	33,951,250
Total	$37,882,616

8.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net include customer relationships and certain prescription drug product formulas. The Company acquired these assets in its business combination with Yantai Tianzheng. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas including those retained as defensive assets are amortized on a straigh t line basis over a period of 8 years.

$10,393,296 for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at September 30, 2013 (unaudited) consist of the following:

	Customer	YTP Drug	Defensive
	Relationships	Formulas	Drug formulas	Total

Cost	$14,887,287	$10,402,350	$10,393,296	$35,682,933

Accumulated Amortization	(4,264,230)	(2,937,890)	(1,299,162)	(8,501,282)

Net carrying amount	$10,623,057	$7,464,460	$9,094,134	$27,181,651

Other intangible assets at June 30, 2013 consist of the following:

	Customer	YTP Drug	Defensive
	Relationships	Formulas	Drug formulas	Total

Cost	$14,798,647	$10,340,415	$10,331,414	$35,470,476

Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)

Net carrying amount	$11,030,789	$7,745,586	$9,362,844	$28,139,219

Amortization expense for customer relationships amounted to $472,151 and $460,186 for the three months ended September 30, 2013 and 2012, respectively.

Amortization expense for YTP drug formulas amounted to $326,377 and $318,106 for the three months ended September 30, 2013 and 2012, respectively.

Amortization expense for defensive drug formulas amounted to $323,658 and $0 for the three months ended September 30, 2013 and 2012, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to September 30, 2013 is as follows:

Amortization
Remainder of FY 2014	$3,366,558
2015	4,448,744
2016	4,448,744
2017	4,448,744
2018	4,448,744
Thereafter	6,020,117
Total	$27,181,651

9.	GOODWILL

On August 8, 2011, the Company acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent). The Company accounted for its acquisitions of Yantai Tianzheng using the acquisition method of accounting.  The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition.  Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred. Goodwill amounted $5,233,369 and $5,202,209 as of September 30, 2013 and December 30, 2012, respectively.

10.	ACCRUED EXPENSES

Accrued expense consists of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Sales representatives commission and expenses	$5,253,303	$4,731,442
Other payable for PPE	1,798,262	2,279,869
Other accrued expense	1,545,387	1,596,636
Other taxes payable	2,353,150	2,185,328
Interest	1,447,567	1,117,527
Compensation and related cost	259,019	274,813
Total	$12,656,688	$12,185,615

11	DUE TO RELATED PARTY

Due to related party amounted to $52,314 and $52,830 as of September 30, 2013 and December 30, 2012, respectively. It represents accrued out of pocket expenses of Mr. Qu Hongwei, Chief executive officer of the Company.

12.	NOTES PAYABLE

As of September 30, 2013, the Company borrowed $9,765,784 (RMB 60,000,000) from Weihai City Commercial Bank (“City Bank”). The current amount of credit owed to City Bank under the facility was obtained by Yantai Tianzheng in May 7, 2013 and has a 6-month maturity with a bank charge fee of 0.05%  Yantai Tianzheng paid a facility fee of approximately $4,800 to City Bank at the inception of the arrangement. Yantai Tianzheng entered into this credit facility following its execution of third party guaranty arrangements between Yantai Tianzheng, City Bank and Laishan Public Assets Management LLP (“Laishan”) and between Yantai Tianzheng, City Bank, and Yantai Bohai Pharmaceuticals Group Co., Ltd., (“Bohai”) in April 2013. Under the terms of the Guaranty, Laishan and Bohai each has agreed to act as guarantor of up to $4,853,819 (RMB 30,000,000) of any credit extended by City Bank to Yantai Tianzheng at any time during the period from April 25, 2013 through April 25, 2014. Laishan is an unrelated third party and has no business relationship with the Company.

13.	SHORT-TERM LOAN

On August 15, 2013, the Company entered into a short term bank loan agreement with Yantai Rural Commercial Bank Ltd (“RCB”). As of September 30, 2013, the loan amounted to $4,882,892 (RMB 30,000,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Shandong Guangyuan Group Ltd. (“Guangyuan”), and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company.

14.	CONVERTIBLE PROMISSORY NOTES IN DEFAULT AND DUE ON DEMAND

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $0 for the three months ended September 30, 2013 and 2012, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $253,935 and $282,150 for the three months ended September 30, 2013 and 2012, respectively.

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

On December 31, 2011, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended to April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company and Euro Pacific proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum).  The outstanding balance of the Notes amounted to $8,464,500 and $8,464,500 as of September 30, 2013 and June 30, 2013, respectively.

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

As of September 30, 2013 and June 30, 2013, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if a default occurs.

15.	ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WOFE II, acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 which was fully paid as of September 30, 2013.   The Company paid $5,000,000 during the quarter ended September 30, 2013.

Certain provisions in the acquisition agreement provided the Company with the ability to elect, at its own discretion, to automatically convert any portion or all of the installment payments due into a two-year term loan, with interest accruing at the rate of six percent (6%) per annum.

16.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,426,910 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of September 30, 2013, the Company has paid $2,131,390 (RMB 13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,131,390 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project. Research and development costs associated with this contract amounted to $0 and $0 for the three months ended September 30, 2013 and 2012.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Shandong Yantai Medicine Procurement and Supply Station	24.4%	26.9%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	23.4%	*	%
Shanxi Guangsheng Capsule Co., Ltd	11.7%	*	%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $3,072,454 as of September 30, 2013 that was fulfilled upon the delivery of the goods in October 2013.

(c)	Sales Concentrations

Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 29.7%, 15.6%, 14.4%, 14.9% and 22.7%, respectively, of total sales for the three months ended September 30, 2013.

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 25.6%, 9.6%, 15.0%, 11.7% and 18.5%, respectively, of total sales for the three months ended September 30, 2012.

Sales Customer Concentrations

We have the following concentrations of business with each customer constituting greater than 5% of the Company’s sales of products for the three months ended September 30, 2013 and 2012:

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Sichuan Zhuxin Medicine Co., Ltd.	6.5%	*	%
Chongqing Shenzong Medicine Co., Ltd	6.4%	*	%
Yantai Shenzhou Medicine Co., Ltd	6.3%	*	%

* Constitutes less than 5% of the Company’s sales.

No customer concentrations in the three months ended September 30, 2012.

(d)	Economic and Political Risks

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

At September 30, 2013 and June 30, 2013, the Company’s cash balances by geographic area were as follows:

	September 30,		June 30,
	2013		2013
	(unaudited)
Country:
United States	$62,832	0.44%	$28,331	0.41%
China	14,378,942	99.56%	6,919,641	99.59%
Total cash and cash equivalents	$14,441,774	100%	$6,947,972	100%

(f)	Certificate of land use right

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

The Company has not obtained a land use right certificate for two  parcles of land located in the high-tech development district of Laishan district, including an area of 266,668 square meters purchased on November 5, 2012 and an area of 333,335 square meters purchased on February 22, 2010. Registration of the two land use right certification is still in process.

We currently have not obtained the land use right certificate for another  parcel of land located in Xingfu Twelve Village of Zhifu District. The land is about 11,222 square meters. We maintain our manufacturing facility on this land. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by the Company has been suspended until the completion of the planning process.

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

17.	NET INCOME PER SHARE

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

	Three months ended	Three months ended September 30,
	September 30, 2013	2012
	(unaudited)	(unaudited)
Net income available to common stockholders-basic	$8,087,731	$6,395,512
Interest on convertible notes	253,935	282,150
Net income available for common shareholders – diluted	$8,341,666	$6,677,662

Weighted average number of common shares outstanding - basic	17,861,085	17,861,085
Common shares if converted from Convertible Debt	4,232,250	4,702,500
Weighted average number of common shares outstanding - diluted	22,093,335	22,563,585

Earnings (loss) per share:
Basic	$0.45	$0.36
Diluted	$0.38	$0.30

18.	STOCK OPTIONS

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of September 30, 2013:

Options Outstanding
Number
		Outstanding
	Number	Currently	Weighted	Weighted Average
	Outstanding	Exercisable	Average	Exercise Price of
	at	at	Remaining	Options
Exercise	September 30,	September 30,	Contractual Life	currently
Price	2013	2013	(Years)	exercisable

$2.00	32,000	32,000	2.39	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.

A summary of our stock option activity as of September 30, 2013, and changes during the three months ended September 30, 2013 and year ended June 30, 2013 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, June 30, 2012	-	-	$-

Granted or vested during the year ended June 30, 2013	32,000	32,000	2.00

Exercised during the year ended June 30, 2013	-	-	-

Expired during the year ended June 30, 2013	-	-	-

Balance, June 30, 2013	32,000	32,000	2.00

Granted or vested during the three months ended September 30, 2013	-	-	-

Exercised during the three months ended September 30, 2013	-	-	-

Expired during the three months ended September 30, 2013	-	-	-

Balance, September 30, 2013	32,000	32,000	$2.00

19.	STOCKHOLDERS ’ EQUITY

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

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

The Company allocated $3,207,325 to the reserve fund during the three months ended September 30, 2013 which recorded in retained earnings.

20.	OPERATING EXPENSE

For the three months ended September 30, 2013 and 2012, operating expenses consisted of the following:

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Sales Commissions	$25,036,380	$15,854,517
Advertising expense	101,280	102,305
Audit fees and other professional expenses	27,628	69,593
Depreciation and amortization	713,560	958,890
Staff costs (salary & welfare)	517,980	496,370
Research and development cost	39,047	1,995
Other operating expenses	1,518,174	682,336

Total Operating expenses	$27,954,049	$18,166,006

21.	INCOME TAXES

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

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%, which is approximately equal to the effective income tax rate that the Company expects to use when recording income tax expense for financial reporting purposes for the year ending June 30, 2014. Accordingly, the Company is recording a tax provision at interim reporting dates for taxable income earned in the PRC using the effective rate expected to be in effect for the year ending June 30, 2014.

22.	VIE

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

26

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

23.	SUBSEQUENT EVENTS

Pursuant to the most recent amendment, the convertible notes were due on April 5, 2013. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding princip al plus any accrued interest (at the current rate of 12% per annum). The company made a payment amounting to $400,000 in October 2013. As of the date the financial statements were issued, the Company the outstanding balance of the convertible notes is $8,064,500.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.” On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High, the indirect parent company of Bohai, our principal operating subsidiary, which is a Chinese variable interest entity that we (through a Chinese wholly-owned foreign enterprise subsidiary) control through certain contractual arrangements. On August 8, 2012, WOFE II, a PRC company and a newly formed subsidiary of Chance High, entered into a Share Purchase Agreement pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng, which became our second operating subsidiary effective as of July 1, 2012.  Our current organizational structure is summarized below:

Recent Developments

On November 5, 2012, the Company acquired land use right with respect to a 266,668 square meters land located in high-tech development district of Laishan district. The land use right grants to the Company the right to use the land for a period of 50 years at a total cost of approximately $19.53 million (RMB 120,000,000). As of September 30, 2013, the Company paid $13.02M (RMB 80,000,000). The Company is obligated to make one remaining installment payment of $6.51M (RMB 40,000,000) by and December 31, 2013. The Company plans to build workshops, logistic system and R&D centre on the land to better prepare the Company for the future development.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended
	September 30,
	2013	2012
Tongbi Capsules	29.7%	25.6%
Fangfengtongsheng Granule	22.7%	18.5%
Tongbi Tablets	15.6%	9.6%
Zhengxintai Capsule	14.9%	11.7%
Lung Nourishing Syrup	14.4%	15.0%
Bazhen Yimu Cream	2.0%	2.0%
Zhuangyuan Shenhailong Medicinal Wine	0.7%	0.6%
Other Products	0.0%	17.0%
Total Sales	100%	100%

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

Operating Results

Comparison of the three months ended September 30, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the three months ended September 30, 2013. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of Yantai Tianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to just our top 11 products (corresponding to 7 drug formulas). Net revenues for the three months ended September 30, 2013 increased by $15,540,240, or 44.0%, to $50,889,060 as compared to $35,348,820 for the three months ended September 30, 2012. Net revenues were $31,793,560 and $19,095,500 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2013. Net revenues were $23,550,273 and $11,798,547 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2012. The increase in Bohai’s revenue was primarily due to a net increase in revenues of 67% from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 95.6% of our total net revenues for Bohai for the three months ended September 30, 2013. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 75.4% of our total net revenues for Bohai for the three months ended September 30, 2012. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009. The increase in Tianzheng’s revenue was primarily due to a net increase of 74.4% in revenue derived from two leading drug formulas in Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule. The sale of our prescription drug products for the three months ended September 30, 2013 represented 83% of total net revenue compared to 80% for the same period in last year. The increase in prescription sales was primary due to increases in sales volume of our two prescription drugs, Tongbi Capsules and Tongbi Tablets as well as prescription product sales from Yantai Tianzheng. The increase in the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended September 30, 2013 was $11,707,654 as compared to $8,894,889 for the three months ended September 30, 2012, representing an increase of $ 2,812,765, or 31.6%. Cost of revenues were $6,903,772 and $4,803,882 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2013. Cost of revenues were $5,314,633 and $ 3,580,256 for Bohai and Yantai Tianzheng, respectively, for the three months ended September 30, 2012. The increase in cost of revenues for the three months ended September 30, 2013, compared to the same period in last year, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $39,181,406 for the three months ended September 30, 2013, as compared to $26,453,931 for the same period in 2012, representing an increase of $12,727,475, or 48.1%, over the same period in 2012. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 2.2% from 74.8% to 77.0% this fiscal quarter at September 30, 2013, as compared to the same period in 2012. The increase of the gross profit margin is mainly due to the streamline of products since Q2 2013.

Operating Expenses

Our operating expenses increased by $10,090,828 or 56.5% to $27,954,049, for the three months ended September 30, 2013, as compared to $17,863,221 for the same fiscal period in 2012. The overall increase in selling, general, and administrative expenses was mainly due to increased sales commissions in line with an overall increase in sales activities, offset by decreased depreciation and amortization expenses. The percentage of operating expenses to net revenues was 54.9% and 50.5% for the three months ended September 30, 2013 and 2012, respectively, representing an increase of 4.4% as a percentage of net revenues. The increase of percentage of net revenue is because operating expenses increased faster than the increase of revenue this period compared to the same period last year.

Sales commissions increased by $9,181,863 or 57.9% to $25,036,380 for the three months ended September 30, 2013, as compared to $15,854,517 for the same fiscal period in 2012. Sales commissions accounted for 49.2% and 44.9% of the total revenue for the three months ended September 30, 2013 and 2012, respectively. The increase of commission is due to increased sales and increased collection of accounts receivable resulting from more endeavor devoted during the three months ended September 30, 2013 compared to the same period last year,

Depreciation and amortization expenses in operating expenses increased by $57,455 or 8.8% to $713,560 for the three months ended September 30, 2013, as compared to $ 656,105 for the same fiscal period in 2012, mainly due to the increased amortization of a parcel of newly purchased land use right in November 30, 2012.

Total Other Expenses

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $385,613 for the three months ended September 30, 2013 compared to total other expenses of $13,952 for the period ended September 30, 2012, an increase of total net other expenses of $371,661. The increase in total other expenses were principally due to a decrease of $498,002 of other income in change of fair value of derivative liabilities offset by a decrease of $150,747 for interest expense. The decrease of interest expenses was mainly due to the decline of acquisition payable interest expenses along with the settlements of acquisition payables for the three months ended September 30, 2013 and 2012. The decrease of non-cash income in fair value of warrants is due to the expiration of warrants on January 5, 2013, thus the fair value of derivative instruments became zero thereafter.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB’s needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date to April 5, 2014 and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). The outstanding balance of the Notes amounted to $8,464,500 and $8,464,500  as of September 30, 2013 and June 30, 2013, respectively. There is no written agreement related to the foregoing as of the date the financial statements were issued and we cannot assure you that such agreement will be entered into. The Company did not make the payment due on April 5, 2013.

Provision for Income Tax

Our provision for income taxes for the three months ended September 30, 2013 and 2012 were $2,754,013 and $2,181,246, an increase of $572,767, or 26.3%, for the three months ended September 30, 2013 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 25% and 25% for the three months ended September 30, 2013 and 2012, respectively.

Net Income

We had a net income of $8,087,731 for the three months ended September 30, 2013, as compared to net income of $6,395,512 for the three months ended September 30, 2012, an increase in net income of $1,692,219, or 26.5%. This translates into basic earnings per common share of $0.45 and $0.36, and diluted earnings per common share of $0.38 and $0.30, for the three months ended September 30, 2013 and 2012, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $12,424,690, offset by an increase in operating expenses of $9,788,043 for this year compared to the same period of prior year.

Net income margin was 15.9% for the three months ended September 30, 2013 as compared to net income margin 18.1% for the same period last year, a decrease of 2.2%. The decrease was mainly due to the increased selling and general and administrative expenses, which was larger than the increase of gross income.

Liquidity and Capital Resources

 Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2013, we had cash and cash equivalents of $14,441,774 and restricted cash of $12,649,350, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the three months ended
	September 30
	2013	2012
Net cash provided by operating activities	$7,784,583	$1,581,692
Net cash used in investing activities	(5,080,749)	(14,834)
Net cash provided by (used in) financing activities	4,865,107	(528,755)
Effect of foreign currency translation on cash and cash equivalents	(75,139)	(45,231)
Net increase in cash and cash equivalents	$7,493,802	$992,872

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $7,784,583 for the three months ended September 30, 2013 as compared to net cash provided by operating activities of $1,581,692 for the three months ended September 30, 2012. The increase in net cash provided by operating activities, for the three months ended September 30, 2013 compared to the same period 2012, was primarily due to increased net income of $1.7 million, increased depreciation and amortization of $0.5 million, increased accounts payable of $0.6 million, increase of $2.1 million in accounts receivables, an increase of $1.1 million in accrued expenses, and increased income taxes payable of $0.8 million, offset by increased purchase of inventories of $1.4 million . We expect our cash flow from operating activities to maintain a positive flow due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $5,080,749 for the three months ended September 30, 2013 as compared to net cash used in investing activities of $14,834 for the three months ended September 30, 2012. The net increase in cash used in investing activities was mainly due to a cash payment of approximately $5,000,000 for our Yantai Tianzheng acquisition.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities totaled $4,865,864 for the three months ended September 30, 2013 as compared to net cash used in financing activities of $528,755 for the same period in 2012. The reason for the increase in cash provided by financing activities was mainly due to proceeds from short-term loan $4.9 million for the payment of acquisition payable, so the Company could have enough funds for operations.

Cash Position

As of September 30, 2013, we had cash of $14,441,774 as compared to $6,947,972 as of June 30, 2013, an increase of $7,493,802. This increase was due primarily to an increase in net income of approximately $1.7 million, increased proceeds from short-term loan of $4.9 million, increased depreciation and amortization of $0.5 million, increased accounts payable of $0.6 million, increase of $2.1 million in accounts receivables, an increase of $1.1 million in accrued expenses, and increased income taxes payable of $0.8 million, offset by increased payment for business acquisition of $5.0 million and increased purchase of inventories of $1.4 million.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will be required to fund three significant obligations (as well as others described under “Obligations under Material Contracts” below):

(i)
the payment of the principal and interest on our convertible notes, which were past due on April 5, 2013 and the principal amount of which is $8,464,500 was not paid as of the date of this Quarterly Report; and

(ii)	the payment of approximately $6.51 million payable in 2013 for a new land use right we acquired in November 2012 (due in one installments at December 31, 2013).

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, intangible assets and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2013.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$8,464,500	$8,464,500	$-	$-	$-

Construction In Process	907,403	907,403	-	-	-

Land use right payable	6,510,523	6,510,523		-	-

Advertising	161,168	161,168	-	-	-

Equipment purchase	1,798,262	1,798,262	-	-	-

Contract Research and Development Arrangement	295,520	295,520	-	-	-

Total Contractual Obligations:	$18,137,376	$18,137,376	$-	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of September 30, 2012.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended September 30, 2013. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the quarterly period covered by this report, the management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

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

Significant deficiency

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness (within the meaning of PCAOB Auditing Standard No. 5) yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The significant deficiencies identified by the management continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC on September 27, 2013. As a result, the Certifying Officers and our board of directors are continuing to evaluate on our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

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

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2010, the Company consummated a $12,000,000 financing (the “Offering”) with certain accredited investors (the “Investors”) whereby the Company issued 6,000,000 units at $2.00 per unit, with each unit consisting of a $2.00 principal amount, two year convertible note (collectively, as amended, the “Notes”) and a three year common stock purchase warrant to purchase one share of the Company’s common stock, par value $0.001 per share, at $2.40 per share. The Notes were due to mature on January 5, 2012, but the maturity date was extended (with the agreement of Euro Pacific Capital, Inc. (“Euro Pacific”), the placement agent for the Offering and representative of the Investors) to April 5, 2013 through four amendments to the Notes undertaken during 2012. As of the date the financial statements were issued, the Company has reduced the outstanding aggregate principal amount under the Notes to $8,064,500.

The Company had previously established an RMB denominated escrow account in China and deposited into such escrow account the remaining outstanding amount of the Notes. As previously disclosed in its Current Report on Form 8-K filed with the SEC on March 26, 2013, the Company and Euro Pacific proposed to have the Company make a payment in the amount equal to 10% of the outstanding principal on the Notes plus any accrued interest (at the current rate of 12% per annum). However, due to significant difficulties encountered by the Company in converting the funds it generates from its business in China (denominated in the Chinese currency, the RMB) into US Dollars, the Company was not able to make the payments in full which were scheduled to be made on April 5, 2013, in the amount of $846,450 plus any accrued interest (the “April Late Payment”) and October 5, 2013, in the amount of $761,805 plus any accrued interest (the “October Late Payment”).

To fulfill a portion of its commitment to make the late payments, on October 9, 2013, the Company transferred $100,000 to a U.S. escrow account designated by Euro Pacific, and in October 2013, the Company paid $400,000 towards the principal and expects to pay the remaining balance of the outstanding principal of the April Late Payment by the end of November. As soon as practical thereafter, the Company expects to repay the accrued interest of the April Late Payment and the full amount of October Late Payment, through one or multiple installments to be agreed to by Euro Pacific, as representative of the Investors.

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

Bohai Pharmaceuticals Group, Inc.

November 14, 2013	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

