Form 10-Q
period 2013-12-31
Bohai Pharmaceuticals Group, Inc.
filed 2014-02-14
CIK 1443242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, there were 17,861,085 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

2

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	our ability to generate or obtain through financing sufficient working capital to (i) satisfy our obligations under our convertible notes which were past due on April 15, 2013 (currently $8,064,500 due) or (ii) otherwise to support our business plans;

•	our ability to continue to integrate the business of Yantai Tianzheng Pharmaceuticals Company, Ltd. (“Yantai Tianzheng”) and any future acquisitions into our business;

•	our ability to improve the cost efficiency of our existing products and maintain their quality;

•	the availability of government granted rights to exclusively manufacture or co-manufacture our products;

•	the availability of PRC national healthcare reimbursement of our products;

•	our ability to manage our expanding operations and continue to fill customers’ orders on time;

•	our ability to maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	our ability to maintain or protect our intellectual property and land use rights;

•	our ability to maintain our proprietary technology;

•	the impact of government regulation in China and elsewhere, including the support provided by the Chinese government to the Traditional Chinese Medicine (“TCM”) and healthcare sectors in China;

3

•	our ability to implement product development, marketing, sales and acquisition strategies and adapt and modify them as needed;

•	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•	our ability to anticipate and adapt to changing conditions in the TCM and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

4

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash	$6,386,084	$6,947,972
Restricted cash	12,718,685	12,574,051
Accounts receivable	45,889,957	38,716,023
Inventories	5,042,661	2,781,734
Prepaid expenses and other current assets	437,453	499,231

Total current assets	70,474,840	61,519,011

Non-current assets:
Property, plant and equipment, net	17,660,903	17,678,453
Prepayment for property, plant and equipment	1,276,717	1,112,873
Intangible assets - pharmaceutical formulas	14,271,495	14,109,169
Intangible assets - land use right, net	37,881,530	37,863,464
Other intangible assets, net	26,198,387	28,139,219
Goodwill	5,262,061	5,202,209

Total non-current assets	102,551,093	104,105,387

TOTAL ASSETS	$173,025,933	$165,624,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,819,325	$9,707,638
Short-term loan	4,909,662	0
Convertible notes, net	8,064,500	8,464,500
Accounts payable	4,684,494	5,081,913
Accrued expenses	11,037,264	12,185,615
Land use right payable	0	6,471,759
Income taxes payable	2,616,924	2,222,476
Due to a related party	43,665	52,830

Total current liabilities	41,175,834	44,186,731

Non-current liabilities:
Acquisition purchase price payable - non-current portion	0	5,000,000
Deferred tax liability	8,098,247	8,048,113

Total non-current liabilities	8,098,247	13,048,113

TOTAL LIABILITIES	49,274,081	57,234,844

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	10,265,117	8,999,581
Retained earnings	88,853,521	74,756,759

Total stockholders’ equity	123,751,852	108,389,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$173,025,933	$165,624,398

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$38,673,259	$40,932,506	$89,562,319	$76,281,326
Cost of revenues	9,046,095	9,283,649	20,753,749	18,178,538

Gross profit	29,627,164	31,648,857	68,808,570	58,102,788

Operating expenses:
Selling, general and administrative expenses	20,003,910	22,546,807	47,244,399	39,753,923
Impairment Charge - drug formula	0	1,688,486	0	1,688,486
Depreciation and amortization	718,802	691,816	1,432,362	1,347,921

Total Operating expenses	20,722,712	24,927,109	48,676,761	42,790,330

Income from operations	8,904,452	6,721,748	20,131,809	15,312,458

Other income (expenses):
Interest income	71,930	8,541	74,720	26,326
Interest expenses	(856,642)	(426,323)	(1,218,928)	(939,356)
Other (expenses) income, net	(5,183)	115	(31,300)	(16,591)
Change in fair value of derivative liabilities	0	713,234	0	1,211,236
Total other income (expenses)	(789,895)	295,567	(1,175,508)	281,615
Income before provision for income taxes	8,114,557	7,017,315	18,956,301	15,594,073
Provision for income taxes	(2,105,526)	(1,758,578)	(4,859,539)	(3,939,824)
Net income	$6,009,031	$5,258,737	$14,096,762	$11,654,249

Comprehensive income:
Net income	$6,009,031	$5,258,737	$14,096,762	$11,654,249
Unrealized foreign currency translation gain	640,898	453,030	1,265,536	204,083
Comprehensive income	$6,649,929	$5,711,767	$15,362,298	$11,858,332

Net income per common share
Basic	$0.34	$0.29	$0.79	$0.65
Diluted	$0.28	$0.25	$0.66	$0.55
Weighted average common shares outstanding
Basic	17,861,085	17,861,085	17,861,085	17,861,085
Diluted	21,945,509	22,093,335	22,019,422	22,093,335

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income	$14,096,762	$11,654,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,223,775	2,553,839
Impairment of intangible assets-pharmaceutical formulas	0	1,688,486
Loss on disposal of property, plant and equipment	9,935	0
Change in fair value of warrants	0	(1,211,236)
Deferred income taxes	(42,239)	(323,476)

Changes in operating assets and liabilities:
Accounts receivable	(6,693,563)	(13,168,118)
Prepaid expenses and other current assets	(73,965)	393,515
Inventories	(2,217,346)	519,251
Accounts payable	(453,519)	275,229
Accrued expenses	(1,272,014)	3,637,723
Income taxes payable	366,963	431,203

Net cash provided by operating activities	6,944,789	6,450,665

Cash flows used in investing activities:
Purchases of property, plant and equipment	(182,117)	(433,131)
Land use rights payments	(6,512,219)	(6,340,048)
Property, plant and equipment deposits	(150,256)	(2,031,361)
Cash paid for acquisition of business	(5,000,000)	(12,472,815)
Net cash used in investing activities	(11,844,592)	(21,277,355)

Cash flows from financing activities:
Proceeds from short-term	4,884,164	0
Proceeds from notes payable	9,768,328	0
Borrowing from related party	0	8,020
Repayment to related party	(9,647)	0
Repayment of notes payable	(9,768,328)	0
Deposit of restricted cash-convertible note escrow deposit	400,000	1,885,695
Release of restricted cash-convertible note escrow deposit	(400,000)	(834,988)
Repayment of convertible notes	(400,000)	(1,571,500)
Net cash flows provided by (used in) financing activities	4,474,517	(512,773)

Effect of foreign currency translation on cash and cash equivalents	(136,602)	107,759

Net decrease in cash and cash equivalents	(561,888)	(15,231,704)

Cash and cash equivalents at beginning of period	6,947,972	18,386,288

Cash and cash equivalents at end of period	$6,386,084	$3,154,584

Cash paid during the period for:
Interest	$638,761	$282,150
Income taxes	$4,534,815	$3,832,103

Supplemental cash flow information
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through assumption of debt	$1,700,698	$0

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company’s Operations

Bohai Pharmaceuticals Group, Inc. (“BPGI”) was incorporated under the laws of the State of Nevada on January 9, 2008 under the name of Link Resources, Inc. Prior to January 5, 2010; BPGI was a public “shell” company. BPGI became a public operating company on January 5, 2010 pursuant to a Share Exchange Transaction completed on January 5, 2010.

BPGI is engaged in the production, manufacturing and distribution of herbal pharmaceuticals based on traditional Chinese medicine (“TCM”) in the People’s Republic of China (“China” or the “PRC”) through the following two operating subsidiaries:

(i) Yantai Bohai Pharmaceuticals Group Co., Ltd., (“Bohai”) a PRC company and the Company’s original operating subsidiary. BPGI controls Bohai through a variable interest entity arrangement (“VIE”) described below; and

(ii) Yantai Tianzheng Pharmaceuticals Company, Ltd., a PRC company (“Yantai Tianzheng”), which BPGI acquired effective July 1, 2011 through a newly formed PRC wholly-foreign owned enterprise subsidiary, Yantai Nirui Pharmaceuticals, Ltd. (“WOFE II”).

BPGI owns 100% of Chance High International Limited, a British Virgin Islands company (“Chance High”). Chance High owns 100% of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as Yantai Shencaojishi Pharmaceuticals Co., Ltd. (the “WOFE”). On December 7, 2009 (prior to the date of the Share Exchange Transaction), the WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, the Company’s current Chairman and Chief Executive Officer (“Mr. Qu”). Mr. Qu currently owns 96.7 % of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 3.3 % of Bohai.

The VIE Agreements include (i) a Consulting Services Agreement, (ii) an Operating Agreement, and (iii) a Proxy Agreement, through which the WOFE has the right to advise, consult, manage and operate Bohai for an annual fee equal to all of Bohai’s yearly net profits after tax. Pursuant to these agreements, the WOFE indirectly owns but has 100 % managerial and economic control of the business activities of Bohai including the right to appoint all executives and senior management and members of the board of directors of Bohai. Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for the WOFE to collect consulting and services fees provided to Bohai pursuant to an equity pledge agreement. In order to further reinforce the WOFE’s rights to control and operate Bohai, Bohai’s shareholders granted the WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an option agreement. The VIE Agreements have perpetual terms unless otherwise determined by PRC law, and can (particularly in the case of the Consulting Services Agreement (which is the principal VIE Agreement) be terminated by the parties under certain circumstances, including material breach, the termination of Bohai’s business or a liquidation of Bohai. The WOFE (which is controlled indirectly by BPGI through Chance High) can also terminate the Consulting Services Agreement at will.

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

On January 17, 2014, the Company merged WOFE with and into WOFE II.  In connection with the merger, and in accordance with relevant PRC laws and regulations, all of WOFE’s rights relating to Bohai transferred to WOFE II (See Note 23).

2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $6,009,031 and $14,096,762 for the three and six-month periods ended December 31, 2013. The Company’s cash flows from operations amounted to $6,944,788 for the six months ended December 31, 2013. The Company had working capital of $29,299,006 as of December 31, 2013. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing through short-term bank loans and notes payable.

On August 8, 2011, the Company, through WOFE II, signed a share transfer agreement with the shareholders of Yantai Tianzheng to acquire 100 % of Yantai Tianzheng for total purchase consideration of US$35,000,000 (of which $5,000,000 was paid on September 24, 2013 and the balance was fully paid as of December 31, 2013).

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

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.19 million (RMB 19.5 million). Management estimates that construction is 98% completed as of December 31, 2013. The remaining commitment of the contract amounted to approximately $0.8 million (RMB 4.9 million) as of December 31, 2013.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan, Yantai, Shandong Province. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19.64 million (RMB 120,000,000). As of December 31, 2013, the Company paid $19.64 million (RMB 120,000,000). (See Note 7).

The Company is also required to repay the remaining $8,064,500 convertible notes balance, which pursuant to four amendments to the original notes, is currently due on an extended maturity date of April 5, 2013. The Company is currently working with Euro Pacific as representative of the Investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes. In October 2013, the Company made a payment amounting to $400,000. As of the date of this report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

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

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow and the progress made towards integrating the business of Yantai Tianzheng, and subsequent commitment to focus on a more streamlined higher margin product portfolio, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least December 31, 2014. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

The Company will require significant additional capital in order to fund these obligations and execute its longer term business plan. If the Company is unable to generate sufficient operating cash flows or raise additional capital, or encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Such measures could include, but not necessarily be limited to, curtailing the Company’s business development activities (as was done recently when the Company determined to streamline its operations to focus on the continued distribution of a smaller number of key products), suspending the pursuit of one or more elements of its business plan, and controlling overhead expenses. There is a material risk, and management cannot provide any assurances, that the Company will be able to raise additional capital if needed. On August 15, 2013, the Company obtained a short term loan from Yantai Rural Commercial Bank Ltd. (“RCB”) due on August 14, 2014. in the amount of $4,909,662 (RMB 30,000,000), which was guaranteed by a third party, Shandong Guangyuan Group Ltd. (“Guangyuan”) and the principal shareholder of the Company, Hongwei Qu. Guangyuan is an unrelated third party and has no business relationship with the Company (See Note 13). Except for the loan from RCB, the Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WOFE, WOFE II, Yantai Tianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

☐	Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

☐	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,	June 30,
	2013	2013

Total current assets*	$74,961,160	$58,857,580
Total assets*	146,772,936	130,683,952
Total current liabilities**	26,075,134	24,065,824
Total liabilities**	$29,957,188	$27,729,581

*           Includes intercompany accounts in the amounts of $36,999,000 and $26,417,979 in current assets as of December 31, 2013 and June 30, 2013, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,497,907 and $4,372,634 in current liabilities as of December 31, 2013 and June 30, 2013, respectively, which were eliminated in consolidation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2013, filed on September 27, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the December 31, 2012 condensed consolidated financial statement have been reclassified to conform to the December 31, 2013 presentation.

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

Company management re-evaluates all of the accounting estimates at least quarterly based on these conditions and records adjustments, when necessary.

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

Restricted Cash

Escrow account balances amounted to $12,718,685 and $12,574,051 as of December 31, 2013 and June 30, 2013, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of December 31, 2013 and June 30, 2013, there was $7,809,023 and $7,720,232 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $9,819,325 and $9,707,638 as of December 31, 2013 and June 30, 2013, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of December 31, 2013 and June 30, 2013, there was $4,909,662 and $4,853,819 cash restricted for this purpose.

Accounts Receivable

Accounts receivable consists of amounts due from customers. The Company’s credit terms generally range from 90 to 180 days. The Company’s policy with respect to accounts receivable reserves is to establish an allowance for doubtful accounts based on management’s assessment of known requirements, aging of receivables, payment history, specific customer’s current credit worthiness, and the economic environment. The Company has a significantly low history of credit losses and no historical pattern of making any price or collection concessions with respect to its accounts receivable balances. Accordingly, an allowance for doubtful accounts is not considered necessary based on management’s assessment.

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of December 31, 2013 and June 30, 2013, management does not believe that any inventory reserves are necessary.

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

During the year ended June 30, 2013, we determined that we would no longer manufacture or seek to develop a market for ten of our products due to a change in our business strategy as more fully described in Note 2. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the year ended June 30, 2013. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of approximately $10 million (RMB 63,855,371) to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that these formulas have an estimated useful life of 8 years as defensive assets.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The common stock purchase warrants have expired as of June 30, 2013.

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

The following table reflects gains and losses for the six months ended December 31, 2013 and year ended June 30, 2013 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of December 31, 2013	$-

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Six months ended December 31, 2013	Six months ended December 31, 2012
Period end US$: RMB exchange rate	6.1104	6.3086
Average periodic US$: RMB exchange rate	6.1423	6.3091

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note16). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts agreeing on performing researches on two pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months, respectively. These three contracts amount to $244,154 (RMB 1,500,000), which have been fully paid as of December 31, 2013. Research and development costs amounted to $23,704 and $1,995 for the three months ended December 31, 2013 and 2012, respectively. Research and development costs amounted to $62,751 and $3,990 for the six months ended December 31, 2013 and 2012, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $207,181 and $261,338 for the three months ended December 31, 2013 and 2012, respectively. Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $479,384 and $553,981 for the six months ended December 31, 2013 and 2012, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $563,688 and $1,220 for the three months ended December 31, 2013 and 2012, respectively. Advertising expenses included in selling, general and administrative expenses amounted to $664,968 and $103,525 for the six months ended December 31, 2013 and 2012, respectively.

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

4.	INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Raw materials	$2,781,656	$1,415,071
Work in progress	838,625	840,954
Finished goods	1,422,380	525,709
Total inventories	$5,042,661	$2,781,734

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Buildings	$9,226,484	$9,121,541
Plant equipment	8,835,641	8,548,658
Office equipment	284,127	250,339
Motor vehicles	281,075	291,784
Total	18,627,327	18,212,322

Less: accumulated depreciation	(3,405,853)	(2,827,442)
Construction in progress	2,439,429	2,293,573

Property, plant and equipment, net	$17,660,903	$17,678,453

Depreciation expense for property, plant and equipment for the three months ended December 31, 2013 and 2012 amounted to $278,830 and $144,367, respectively. Depreciation expense for property, plant and equipment for the six months ended December 31, 2013 and 2012 amounted to $555,578 and $287,490, respectively.

On June 8, 2010, Yantai Tianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.19 million (RMB 19.5 million). Management estimates that construction is 98% completed as of December 31, 2013 and that the project has be fully completed by January 31, 2014. The remaining commitment of the contract amounted to approximately $0.8 million (RMB 4.9 million) as of December 31, 2013.

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

Pharmaceutical formulas with indefinite lives consist of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Pharmaceutical formulas, without amortization, at cost	$14,271,495	$14,109,169

7.	INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	December 31,	June 30,
	2013	2013
	(unaudited)
Land use rights, at cost	$40,554,688	$40,093,414
Less: Accumulated amortization	(2,673,158)	(2,229,950)
Intangible assets – land use rights, net	$37,881,530	$37,863,464

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.64 million (RMB 120,000,000). As of September 30, 2013, the Company had paid $13.02 million (RMB 80,000,000) of the purchase price. As of December 31, 2013, the Company has made the remaining installment payment of $6.51 million (RMB 40,000,000) and no amounts remain due to be paid.

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $208,470 and $226,819 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense for land use rights amounted to $415,384 and $389,382 for the six months ended December 31, 2013 and 2012, respectively.

Amortization is calculated over a period of 30 - 50 years.

Amortization of land use rights for fiscal years ending subsequent to December 31, 2013 is as follows:

Amortization
Remainder of FY 2014	$413,828
2015	827,656
2016	827,656
2017	827,656
2018	827,656
Thereafter	34,157,078
Total	$37,881,530

8.	OTHER INTANGIBLE ASSETS, NET

Other Intangible assets, net include customer relationships and certain prescription drug product formulas. The Company acquired these assets in its business combination with Yantai Tianzheng. Customer relationships are amortized on a straight line basis over periods of 5 and 8 years. Pharmaceutical formulas including those retained as defensive assets are amortized on a straight t line basis over a period of 8 years.

$10,450,277 for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at December 31, 2013 (unaudited) consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug formulas	Total

Cost	$14,968,905	$10,459,381	$10,450,277	$35,878,563

Accumulated Amortization	(4,764,009)	(3,283,312)	(1,632,855)	(9,680,176)

Net carrying amount	$10,204,896	$7,176,069	$8,817,422	$26,198,387

Other intangible assets at June 30, 2013 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug formulas	Total

Cost	$14,798,647	$10,340,415	$10,331,414	$35,470,476

Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)

Net carrying amount	$11,030,789	$7,745,586	$9,362,844	$28,139,219

Amortization expense for customer relationships amounted to $475,702 and $462,608 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense for customer relationships amounted to $947,854 and $922,794 for the six months ended December 31, 2013 and 2012, respectively.

Amortization expense for Yantai Tianzheng drug formulas amounted to $328,832 and $319,781 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense for YTP drug formulas amounted to $655,209 and $637,887 for the six months ended December 31, 2013 and 2012, respectively.

Amortization expense for defensive drug formulas amounted to $326,092 and $316,286 for the three months ended December 31, 2013 and 2012, respectively. Amortization expense for defensive drug formulas amounted to $649,750 and $316,286 for the six months ended December 31, 2013 and 2012, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to December 31, 2013 is as follows:
Amortization
Remainder of FY 2014	$2,244,372
2015	4,488,744
2016	4,488,744
2017	4,488,744
2018	4,488,744
Thereafter	5,999,039
Total	$26,198,387

9.	GOODWILL

On August 8, 2011, the Company acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent). The Company accounted for its acquisition of Yantai Tianzheng using the acquisition method of accounting.   The fair value of the purchase consideration issued to the sellers of Yantai Tianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred. Goodwill amounted $5,262,061 (RMB 32,153,295) and $5,202,209 (RMB 32,153,295) as of December 31, 2013 and June 30, 2013, respectively. Goodwill is measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable. The Company has decided there is no impairment for the six months ended December 31, 2013 and 2012.

10.	ACCRUED EXPENSES

Accrued expense consists of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Sales representatives commission and expenses	$3,806,791	$4,731,442
Other payable for PPE	1,710,022	2,279,869
Other accrued expense	1,560,741	1,596,636
Other taxes payable	2,011,061	2,185,328
Accrued Interest expenses	1,694,654	1,117,527
Compensation and related cost	253,995	274,813
Total	$11,037,264	$12,185,615

11.	DUE TO RELATED PARTY

Due to related party amounted to $43,665 and $52,830 as of December 31, 2013 and June 30, 2013, respectively. It represents accrued out of pocket expenses of Mr. Qu Hongwei, Chief executive officer of the Company.

12.	NOTES PAYABLE

The Company borrowed from Weihai City Commercial Bank (“City Bank”) under the facility was obtained by Yantai Tianzheng. The latest outstanding amount of $9,819,325 (RMB 60,000,000) was borrowed on November 11, 2013 and has a term of a period of six months and has a bank charge fee of 0.05%. As of December 31, 2013 and June 30, 2013, the outstanding aggregate amount was $9,819,325 (RMB 60,000,000) and $9,707,638 (RMB 60,000,000), respectively. The Company was required to maintain 50% of the notes amounts, or $4,909,662 (RMB 30,000,000) and $4,853,819 (RMB 30,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2013 and June 30, 2013, respectively.

Yantai Tianzheng entered into this credit facility following its execution of third party guaranty arrangements between Yantai Tianzheng, City Bank and Laishan Public Assets Management LLP (“Laishan”) and between Yantai Tianzheng, City Bank, and Bohai in April 2013. Under the terms of the Guaranty, Laishan and Bohai each has agreed to act as guarantor of up to $4,909,662 (RMB 30,000,000) of any credit extended by City Bank to Yantai Tianzheng at any time during the period from April 25, 2013 through April 25, 2014. Laishan is an unrelated third party and has no business relationship with the Company. As a state-owned enterprise, Laishan provides the guarantee to support the development of Bohai, which is a prominent emerging company in the area.

13.	SHORT-TERM LOAN

On August 15, 2013, the Company entered into a short term bank loan agreement with RCB. As of December 31, 2013, the loan amounted to $4,909,662 (RMB 30,000,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Guangyuan, and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company. Guangyuan is a construction company and expected to be a potential constructor for Bohai’s construction on the land purchased in November 2012.

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $0 for the three months ended December 31, 2013 and 2012, respectively. Accretion of the note discount amounted to $0 and $0 for the six months ended December 31, 2013 and 2012, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $241,935 and $268,043 for the three months ended December 31, 2013 and 2012, respectively. Contractual interest expense amounted to $495,870 and $550,193 for the six months ended December 31, 2013 and 2012, respectively.

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

On December 31, 2011, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient amount of RMB needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the most recent amendment, the maturity date of the notes was extended to April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date. In October 2013, the Company paid $400,000 towards the principal.  The outstanding balance of the Notes amounted to $8,064,500 and $8,464,500 as of December 31, 2013 and June 30, 2013, respectively. As of the date the financial statements were issued, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

The Company has been and is currently in temporary default of this obligation at the previously extended maturity dates. Should the Company be unable to repay the notes in time and in the absence of a further extension of the maturity date, this circumstance would constitute an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than it would continue to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action. As of the date of this report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

On June 27, 2012, Euro Pacific also agreed to release us from certain restrictions on our ability to incur debt, to incur liens or to make capital expenditures as stipulated in the note agreement. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company has paid $2,385,500 principle in total. The payment dates and amounts are as follows:

Payment date	Amount
May 14, 2012	$314,000
June 28, 2012	100,000
July 3, 2012	631,000
November 29, 2012	940,500
October 9, 2013	100,000
October 29, 2013	300,000

As of December 31, 2013 and June 30, 2013, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if a default occurs.

15.	ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WOFE II, acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 that was fully paid as of December 31, 2013. $5,000,000 was paid on September 24, 2013, and the balance was fully paid as of December 31, 2013.

16.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)	Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with Yantai Tianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,426,910 (RMB 15,000,000). Yantai Tianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of December 31, 2013, the Company has paid $2,143,075 (RMB 13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,143,075 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project. Research and development costs associated with this contract amounted to $0 and $0 for the six months ended December 31, 2013 and 2012.

(b)	Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchases of raw materials or other supplies:

	Three months	Three months		Six months	Six months
	ended	ended		ended	ended
	December 31,	December 31,		December 31,	December 31,
	2013	2012		2013	2012
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Shandong Yantai Medicine Procurement and Supply Station	25.5%	25.9%		24.8%	26.4%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	22.9%	*	%	23.2%	*	%
Shanxi Guangsheng Capsule Co., Ltd.	* %	*	%	10.4%	*	%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $2,200,477 as of December 31, 2013 that was fulfilled upon the delivery of the goods in January 2014.

(c)	Sales Concentrations

Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 31.0%, 20.6%, 16.9%, 9.8% and 19.2%, respectively, of total sales for the three months ended December 31, 2013.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 30.2%, 17.8%, 15.5%, 12.7% and 21.2%, respectively, of total sales for the six months ended December 31, 2013.

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

Sales Customer Concentrations

The Company does not have concentrations of business with each customer constituting greater than 10% of the Company’s gross sales for the six months ended December 31, 2013 and 2012.

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

At December 31, 2013 and June 30, 2013, the Company’s cash balances by geographic area were as follows:

	December 31,		June 30,
	2013		2013
	(unaudited)
Country:
United States	$14,364	0.22%	$28,331	0.41%
China	6,371,720	99.78%	6,919,641	99.59%
Total cash and cash equivalents	$6,386,084	100%	$6,947,972	100%

(f)	Certificate of land use right

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

The Company has not obtained a land use right certificate for two parcels of land located in the high-tech development district of Laishan, including an area of 266,668 square meters purchased on November 5, 2012 and an area of 333,335 square meters purchased on February 22, 2010. Registration of the two land use right certifications is still in process.

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

We cannot provide any assurance that the Company will eventually obtain the land use right certificates for these lands. If the Company is asked by the local government to relocate the Company’s facility, management believes that estimated relocation and other costs will be reimbursed by the local government. The Company does not believe that a requirement to relocate operations would have a material adverse effect on the Company’s financial position or results of operations.

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

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income available to common stockholders - basic	$6,009,031	$5,258,737	$14,096,762	$11,654,249
Interest on convertible notes	241,935	268,043	495,870	550,193
Net income available for common shareholders - diluted	$6,250,966	$5,526,780	$14,592,632	$12,204,442

Weighted average number of common shares outstanding - basic	17,861,085	17,861,085	17,861,085	17,861,085
Common shares if converted from Convertible Debt	4,084,424	4,232,250	4,158,337	4,232,250
Weighted average number of common shares outstanding - diluted	21,945,509	22,093,335	22,019,422	22,093,335

Earnings per share:
Basic	$0.34	$0.29	$0.79	$0.65
Diluted	$0.28	$0.25	$0.66	$0.55

18.	STOCK OPTIONS

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of December 31, 2013:

Options Outstanding
Number
		Outstanding
	Number	Currently	Weighted	Weighted Average
	Outstanding	Exercisable	Average	Exercise Price of
	at	at	Remaining	Options
Exercise	December 31,	December 31,	Contractual Life	currently
Price	2013	2013	(Years)	exercisable

$2.00	32,000	32,000	2.14	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three and six months ended December 31, 2013 were $0 and $0, respectively. Total compensation expense related to the stock options for the three and six months ended December 31, 2012 were $0 and $0, respectively.

A summary of our stock option activity as of December 31, 2013, and changes during the six months ended December 31, 2013 and year ended June 30, 2013 is presented in the following table:

Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, June 30, 2012	-	-	$-

Granted or vested during the year ended June 30, 2013	32,000	32,000	2.00

Exercised during the year ended June 30, 2013	-	-	-

Expired during the year ended June 30, 2013	-	-	-

Balance, June 30, 2013	32,000	32,000	2.00

Granted or vested during the six months ended December 31, 2013	-	-	-

Exercised during the six months ended December 31, 2013	-	-	-

Expired during the six months ended December 31, 2013	-	-	-

Balance, December 31, 2013	32,000	32,000	$2.00

19.	STOCKHOLDERS ’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Retained earnings

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors. The Company allocated $1,569,452 to the reserve fund during the six months ended December 31, 2013 which recorded in retained earnings.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

20.	OPERATING EXPENSES

For the three and six months ended December 31, 2013 and 2012, operating expenses consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2013 (unaudited)	December 31, 2012 (unaudited)	December 31, 2013 (unaudited)	December 31, 2012 (unaudited)

Sales Commissions	$17,727,340	$20,302,737	$42,763,720	$36,157,254
Advertising expense	563,688	1,220	664,968	103,525
Audit fees and other professional expenses	461,783	112,683	489,411	182,276
Depreciation and amortization	718,802	691,816	1,432,362	1,347,921
Staff costs (salary & welfare)	514,909	510,156	1,033,930	1,006,526
Research and development cost	23,705	1,995	62,751	3,990
Other operating expenses	712,485	1,618,016	2,229,619	2,300,352
Impairment of drug formula	-	1,688,486	-	1,688,486

Total Operating expenses	$20,722,712	$24,927,109	$48,676,761	$42,790,330

21.	INCOME TAXES

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

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the VIE.

As a result of the VIE Agreements signed between WOFE and Bohai, the Company includes the assets, liabilities, revenues and expenses of Bohai (the “VIE”) in its consolidated financial statements.

Substantially all of the Company’s assets, including those of Bohai which is considered the VIE and Yantai Tianzheng, which is an acquired subsidiary of the Company, are accessible to Bohai through WOFE II creditors irrespective of the VIE arrangement.

The VIE Agreements include:

Equity Interest Pledge Agreement. The WOFE and Bohai’s shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each Bohai shareholder has pledged all of his shares of Bohai to the WOFE in order to guarantee cash-flow payments under the applicable Consulting Services Agreement. The Equity Pledge Agreement further entitles the WOFE to collect dividends from Bohai during the term of the pledge.

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

Operating Agreement. Pursuant to the operating agreement among the WOFE, Bohai and the Bohai shareholders, the WOFE provides guidance and instructions on Bohai’s daily operations and financial affairs. The Bohai shareholders must designate the candidates recommended by the WOFE as their representatives on their respective boards of directors. The WOFE has the right to appoint senior executives of Bohai. In addition, the WOFE agrees to guarantee Bohai’s performance under any agreements or arrangements relating to Bohai’s business arrangements with any third party. Bohai, in return, agrees to pledge its accounts receivable and all of its assets to the WOFE. Moreover, Bohai agrees that without the prior consent of the WOFE, Bohai will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.

These contractual arrangements may not be as effective in providing the Company with control over the VIE as direct ownership. Due to its VIE structure, the Company has to rely on contract right to effect control and management of the VIE, which exposes it to the risk of potential breach of contract by the shareholders of Bohai. The VIE Agreements are subject to significant risks as set forth in the following risk factors.

¨
The PRC government may determine that the VIE Agreements used to control the Company’s operating subsidiary Bohai are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable.

¨
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

¨
The Company depends upon the VIE Agreements in conducting its production, manufacturing, and distribution of traditional Chinese herbal medicines in the PRC, which may not be as effective as direct ownership.

¨
The Company conducts its production, manufacturing and distribution of traditional Chinese herbal medicines in the PRC and generate the revenues from the Bohai business through the VIE Agreements. The VIE Agreements may not be as effective in providing us with control over Bohai as direct ownership. The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. Accordingly, the VIE Agreements will be interpreted in accordance with PRC laws. If Bohai or its shareholders fail to perform the obligations under the VIE Agreements, the Company may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that the Company may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce the VIE Agreements.

¨	The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

¨
The Company could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of the Company for PRC tax purposes which could result in higher tax liability.

On January 17, 2014, all rights and obligations of WOFE relating to Bohai, including all of WOFE’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II (see Note 23).

23.                    SUBSEQUENT EVENTS

On January 17, 2014, the Company merged WOFE with and into WOFE II. In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with WOFE and Bohai, pursuant to which all rights and obligations of WOFE relating to Bohai, including all of WOFE’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II.

Item 2. Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the six months ended December 31, 2013, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine (“TCM”). We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. Our initial operating subsidiary, Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”) obtained Drug Approval Numbers (“DANs”) for 29 varieties of traditional Chinese herbal medicines in 2005, and an additional 14 varieties in December 2010. Through our acquisition of Yantai Tianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 7 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine. Of these 7 products, 4 are prescription drugs and 3 are over the counter (“OTC”) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (“NRDL”), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (“EDL”) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, the Company has another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. Yantai Tianzheng owns five prescription products approved by the State Food and Drug Administration of China (“SFDA”) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.” On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High International Limited (“Chance High”), the indirect parent company of Bohai, our principal operating subsidiary, which is a Chinese variable interest entity (“VIE”) that we (through a Chinese wholly-owned foreign enterprise subsidiary Yantai Nirui Pharmaceuticals Co., Ltd. (“WOFE II”)) control through certain contractual arrangements (the “VIE Agreements”). On August 8, 2012, WOFE II, a PRC company and a newly formed subsidiary of Chance High, entered into a Share Purchase Agreement pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of Yantai Tianzheng, which became our second operating subsidiary effective as of July 1, 2012.

On January 17, 2014, the Company merged Yantai Shencaojishi Pharmaceuticals Co., Ltd. (“Shencaojishi”) with and into WOFE II.  In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with Shencaojishi and Bohai, pursuant to which all rights and obligations of Shencaojishi relating to Bohai, including all of WOFE’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II. Following the merger, WOFE II is the Company’s only wholly-owned foreign enterprise (“PRC WOFE”).

Our current organizational structure is summarized below:

Recent Developments

On November 5, 2012, the Company acquired land use right with respect to a 266,668 square meters parcel of land located in high-tech development district of Laishan. The land use right grants to the Company the right to use the land for a period of 50 years at a total cost of approximately $19.64 million (RMB120,000,000). As of December 31, 2013, the Company paid $19.64 million (RMB 120,000,000). The Company plans to build workshops, a logistics system and a R&D centre on the land to better prepare the Company for future development.

On January 17, 2014, the Company merged Shencaojishi with and into WOFE II.  In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with Shencaojishi and Bohai, pursuant to which all rights and obligations of Shencaojishi relating to Bohai, including all of Shencaojishi’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Tongbi Capsules	31.0%	37.2%	30.2%	31.9%
Fangfengtongsheng Granule	19.2%	15.3%	21.2%	16.8%
Tongbi Tablets	20.6%	14.1%	17.8%	12.0%
Zhengxintai Capsule	9.8%	11.0%	12.7%	11.3%
Lung Nourishing Syrup	16.9%	17.1%	15.5%	16.1%
Bazhen Yimu Cream	1.7%	2.2%	1.9%	2.1%
Zhuangyuan Shenhailong Medicinal Wine	0.8%	0.7%	0.7%	0.7%
Other Products	0.0%	2.4%	0.0%	9.1%
Total Sales	100%	100%	100%	100%

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

Operating Results

Comparison of the three months ended December 31, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the three months ended December 31, 2013. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of Yantai Tianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the three months ended December 31, 2013 decreased by $2,259,247, or 5.5%, to $38,673,259 as compared to $40,932,506 for the three months ended December 31, 2012. Net revenues were $27,441,076 and $11,232,183 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2013. Net revenues were $29,979,509 and $10,952,997 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2012.

The decrease in Bohai’s revenue was primarily due to a net decrease in revenues of 8.3% from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 96.4% of our total net revenues for Bohai for the three months ended December 31, 2013. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 95.8% of our total net revenues for Bohai for the three months ended December 31, 2012. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009. Tianzheng’s revenue was consistent for the three months ended December 31, 2013, compared to the same period last year.

The decrease in the Company’s revenue is primarily due to decrease in market demand caused by temporary negative industry news during the period relating to a government investigation into alleged acts of bribery committed in China by GlaxoSmithKline (“GSK”).  News of the investigation has not only affected GSK’s own sales in China, but has also had an adverse impact on the sales of other pharmaceutical companies, although such effect may not last long. In reaction to the news, many distributors exercised caution and temporarily decreased their purchase volume during the three months ended December 31, 2013.

The sale of our prescription drug products for the three months ended December 31, 2013 represented 81% of total net revenue compared to 80% for the same period in 2012.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended December 31, 2013 was $9,046,095 as compared to $9,283,649 for the three months ended December 31, 2012, representing an decrease of $237,554, or 2.6%. Cost of revenues were $6,012,274 and $3,033,821 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2013. Cost of revenues were $6,323,182 and $2,960,467 for Bohai and Yantai Tianzheng, respectively, for the three months ended December 31, 2012. The decrease in cost of revenues for the three months ended December 31, 2013, compared to the same period in 2012, was mainly due to a decrease in total costs of raw materials, labor, and overhead as a result of a decrease in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $29,627,164 for the three months ended December 31, 2013, as compared to $31,648,857 for the same period in 2012, representing a decrease of $2,021,693, or 6.4%, over the same period in 2012. The decrease of the gross profit is mainly due to decreased revenues.

Our overall gross profit margins as a percentage of net revenues decreased by approximately 0.7% from 77.3% to 76.6% for the three months ended December 31, 2013, as compared to the same period in 2012.

Operating Expenses

Our operating expenses decreased by $4,204,397, or 16.9%, to $20,722,712, for the three months ended December 31, 2013, as compared to $24,927,109 for the same fiscal period in 2012. The overall decrease in selling, general, and administrative expenses was mainly due to decreased sales commissions in line with an overall decrease in sales activities offset by increased depreciation and amortization expenses. The percentage of operating expenses to net revenues was 53.6% and 60.9% for the three months ended December 31, 2013 and 2012, respectively, representing a decrease of 7.3% as a percentage of net revenues. Operating expenses decreased faster than the decrease in revenue during this period compared to the same period last year.

Sales commissions decreased by $2,575,397, or 12.7%, to $17,727,340 for the three months ended December 31, 2013, as compared to $20,302,737 for the same period in 2012. Sales commissions accounted for 46.0% and 58.3% of the total revenue for the three months ended December 31, 2013 and 2012, respectively. The decrease in commission is due to decreased sales and decreased collection of accounts receivable resulting from decreased market demand as a consequence of negative bribery industry news during the three months ended December 31, 2013 compared to the same period last year.

Depreciation and amortization expenses in operating expenses increased by $26,986, or 4%, to $718,802 for the three months ended December 31, 2013, as compared to $691,816 for the same fiscal period in 2012, mainly due to the increased amortization of a land use right for a parcel of land purchased in November 30, 2012.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $789,895 for the three months ended December 31, 2013 compared to total other income of $295,567 for the period ended December 31, 2012, an increase of total net other expenses of $1,085,462. The increase in total other expenses were principally due to a decrease of $713,234 of other income in change of fair value of derivative liabilities and an increase of $430,319 for interest expense. The increase of interest expenses was mainly due to increased short term loan and notes payable for the three months ended December 31, 2013 compared to the same period in 2012. The decrease of non-cash income in fair value of warrants is due to the expiration of warrants on January 5, 2013, thus the fair value of derivative instruments became zero thereafter.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the notes with Euro Pacific Capital, Inc. (“Euro Pacific”), as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. Pursuant to the most recent amendment, the maturity date of the notes was extended to April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). The outstanding balance of the notes amounted to $8,064,500 and $8,464,500 as of December 31, 2013 and June 30, 2013, respectively. There is no written agreement related to the foregoing as of the date of this report and we cannot assure you that such agreement will be entered into. The Company did not make the payment due on April 5, 2013.

Provision for Income Tax

Our provision for income tax for the three months ended December 31, 2013 and 2012 was $2,105,526 and $1,758,578, respectively, an increase of $346,948, or 19.7%, for the three months ended December 31, 2013 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 26% and 25% for the three months ended December 31, 2013 and 2012, respectively.

Net Income

We had a net income of $6,009,031 for the three months ended December 31, 2013, as compared to net income of $5,258,737 for the three months ended December 31, 2012, an increase in net income of $750,294, or 14.3%. This translates into basic earnings per common share of $0.34 and $0.29, and diluted earnings per common share of $0.28 and $0.25, for the three months ended December 31, 2013 and 2012, respectively. The increase in net income was primarily attributable to a decrease in total gross profit of $2,202,693, offset by decrease in operating expenses of $4,204,397 for this year compared to the same period last year.

Net income margin was 15.5% for the three months ended December 31, 2013 as compared to net income margin 12.8% for the same period last year, an increase of 2.7%. The increase was mainly due to the decreased selling and general and administrative expenses, which was larger than the decrease of gross income.

Comparison of the six months ended December 31, 2013 and 2012

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the six months ended December 31, 2013. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of Yantai Tianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the six months ended December 31, 2013 increased by $13,280,993, or 17.4%, to $89,562,319 as compared to $76,281,326 for the six months ended December 31, 2012. Net revenues were $59,234,636 and $30,327,683 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2013. Net revenues were $53,529,782 and $22,751,544 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2012.

The increase in Bohai’s revenue was primarily due to a net increase in revenues of 21.0% from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 96.0% of our total net revenues for Bohai for the six months ended December 31, 2013. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 91.5% of our total net revenues for Bohai for the six months ended December 31, 2012. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009.

The increase in Tianzheng’s revenue was primarily due to a net increase of 37.5% in revenue derived from two leading drug formulas in Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule.

The increase in the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients.

The sale of our prescription drug products for the six months ended December 31, 2013 represented 82% of total net revenue compared to 80% for the same period in last year.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the six months ended December 31, 2013 was $20,753,749 as compared to $18,178,538 for the six months ended December 31, 2012, representing an increase of $2,575,211, or 14.2%. Cost of revenues were $12,916,046 and $7,837,703 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2013. Cost of revenues were $11,637,815 and $6,540,723 for Bohai and Yantai Tianzheng, respectively, for the six months ended December 31, 2012. The increase in cost of revenues for the six months ended December 31, 2013, compared to the same period in 2012, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $68,808,570 for the six months ended December 31, 2013, as compared to $58,102,788 for the same period in 2012, representing an increase of $10,705,782, or 18.4%, over the same period in 2012. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 0.6% from 76.2% to 76.8% in the six months ended December 31, 2013, as compared to the same period in 2012.

Operating Expenses

Our operating expenses increased by $5,886,431, or 13.8%, to $48,676,761, for the six months ended December 31, 2013, as compared to $42,790,330 for the same fiscal period in 2012. The overall increase in selling, general, and administrative expenses was mainly due to increased sales commissions in line with an overall increase in sales activities, and increased depreciation and amortization expenses. The percentage of operating expenses to net revenues was 54.3% and 56.1% for the six months ended December 31, 2013 and 2012, respectively, representing a decrease of 1.8% as a percentage of net revenues. Operating expenses increased faster than the increase of revenue this period compared to the same period last year.

Sales commissions increased by $6,606,466, or 18.3%, to $42,763,720 for the six months ended December 31, 2013, as compared to $36,157,254 for the same fiscal period in 2012. Sales commissions accounted for 47.8% and 55.8% of the total revenue for the six months ended December 31, 2013 and 2012, respectively. The increase in commission is due to increased sales and increased collection of accounts receivable resulting from ramped up sales and collection efforts during the six months ended December 31, 2013 compared to the same period last year.

Depreciation and amortization expenses in operating expenses increased by $84,441, or 6.3%, to $1,432,362 for the six months ended December 31, 2013, as compared to $1,347,921 for the same fiscal period in 2012, mainly due to the increased amortization of a newly purchased land use right for a parcel of land in November 30, 2012.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $1,175,508 for the six months ended December 31, 2013 compared to total other income of $281,615 for the period ended December 31, 2012, an increase of total net other expenses of $1,457,123. The increase in total other expenses were principally due to a decrease of $1,211,236 of other income in change of fair value of derivative liabilities and a decrease of $279,572 for interest expense. The increase of interest expenses was mainly due to increased short term loan and notes payable for the six months ended December 31, 2013 and 2012. The decrease of non-cash income in fair value of warrants is due to the expiration of warrants on January 5, 2013, thus the fair value of derivative instruments became zero thereafter.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the notes with Euro Pacific, as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). The outstanding balance of the notes amounted to $8,064,500 and $8,464,500 as of December 31, 2013 and June 30, 2013, respectively. There is no written agreement related to the foregoing as of the date of this report and we cannot assure you that such agreement will be entered into. The Company did not make the payment due on April 5, 2013.

Provision for Income Tax

Our provision for income taxes for the six months ended December 31, 2013 and 2012 were $4,859,539 and $3,939,824, an increase of $919,715, or 23.3%, for the six months ended December 31, 2013 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 26% and 25% for the six months ended December 31, 2013 and 2012, respectively.

Net Income

We had a net income of $14,096,762 for the six months ended December 31, 2013, as compared to net income of $11,654,249 for the six months ended December 31, 2012, an increase in net income of $2,442,513, or 21.0%. This translates into basic earnings per common share of $0.79 and $0.65, and diluted earnings per common share of $0.66 and $0.55, for the six months ended December 31, 2013 and 2012, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $10,705,782, offset by an increase in operating expenses of $5,886,431 in the six months ended December 31, 2013 compared to the same period in 2012.

Net income margin was 15.7% for the six months ended December 31, 2013 as compared to net income margin 15.3% for the same period last year, an increase of 0.4%. The increase was mainly due to the increased selling and general and administrative expenses and increased other expense offset by the increase of gross income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for working capital. As of December 31, 2013, we had cash and cash equivalents of $6,386,084 and restricted cash of $12,718,685, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the six months ended
	December 31
	2013	2012
Net cash provided by operating activities	$6,944,788	$6,450,665
Net cash used in investing activities	(11,844,592)	(21,277,355)
Net cash provided by (used in) financing activities	4,474,517	(512,773)
Effect of foreign currency translation on cash and cash equivalents	(136,602)	107,759
Net decrease in cash and cash equivalents	$(561,888)	$(15,231,704)

Net Cash Provided By Operating Activities

Net cash provided by operating activities totaled $6,944,788 for the six months ended December 31, 2013 as compared to net cash provided by operating activities of $6,450,665 for the six months ended December 31, 2012. The increase in net cash provided by operating activities, for the six months ended December 31, 2013 compared to the same period 2012, was primarily due to increased net income of $2.4 million, increased depreciation and amortization of $0.7 million, decreased net income from change in fair value of derivative liabilities of $1.2 million, a decrease of deferred income tax by $0.3 million, and a decrease of $6.5 million in accounts receivables, offset by a decrease of $4.9 million in accrued expenses, increased purchase of inventories of $2.7 million, a decrease of prepaid expenses by $0.5 million, a decrease of accounts payable of $0.7 million, and decreased impairment of intangible assets of $1.7 million. We expect our cash flow from operating activities to maintain a positive flow in the year ended June 30, 2014 due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $11,844,592 for the six months ended December 31, 2013 as compared to net cash used in investing activities of $21,277,355 for the six months ended December 31, 2012. The net decrease in cash used in investing activities was mainly due to the cash payment of approximately $7.5 million for our Yantai Tianzheng acquisition in 2012, less cash payment of approximately $0.25 million for property, plant and equipment, and less cash payment of approximately $1.9 million for deposit for property, plant and equipment deposits, offset by more cash payment of approximately $0.17 million for land use rights payments during the six months ended December 31, 2013 compared to the same period in 2012.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities totaled $4,474,517 for the six months ended December 31, 2013 as compared to net cash used in financing activities of $512,773 for the same period in 2012. The reason for the increase in cash provided by financing activities was mainly due to proceeds from short-term loan and notes payable of $14.7 million for the payment of acquisition payable to fund the Company's operations, less repayment of $1.2 million convertible notes, offset by repayments of short-term loan and notes payable of $9.8 million, and due to decreased net deposit of restricted cash of $1.1 million during the six months ended December 31, 2013 compared to the same period in 2012. The short-term loan and note payable credit facility are all following the execution of third party guaranty arrangements.

Cash Position

As of December 31, 2013, we had cash of $6,386,084 as compared to $6,947,972 as of June 30, 2013, a decrease of $561,888.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will require cash to meet certain obligations described under “Obligations under Material Contracts” below, in particular the payment of the principal and interest on our convertible notes, which were past due on April 5, 2013 and for which the principal amount of $8,064,500 was not paid as of the date of this report.

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

In addition, if we are faced with worldwide financial and credit crises as have occurred in recent years, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financings.

Finally, it has been very difficult over the past several years for U.S.-listed Chinese companies to raise financing from investors. As a result, our ability to raise needed financing may be compromised.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, intangible assets and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the six months ended December 31, 2013.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	5
	Total	1 year	Years	years	Years+
Contractual Obligations:
Convertible notes	$8,064,500	$8,064,500	$-	$-	$-

Construction In Process	797,813	797,813	-	-	-

Land use right payable	-	-		-	-

Advertising	156,302	156,302	-	-	-

Equipment purchase	1,491,405	1,491,405	-	-	-

Contract Research and Development Arrangement	-	-	-	-	-

Total Contractual Obligations:	$10,510,020	$10,510,020	$-	$-	$-

Other than discussed above, there are no other foreseeable material commitments or contingencies as of December 31, 2013.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the six months ended December 31, 2013. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the quarterly period covered by this report, our management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management has concluded that our disclosure controls and procedures were, due to certain material weaknesses in internal control and significant deficiencies on financial reporting discussed below, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

The significant deficiencies identified by our management continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the SEC on September 27, 2013. As a result, our management and board of directors are continuing to evaluate our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

Changes in Internal Control over Financial Reporting

The Company currently lacks an audit committee. Thus, there is no independent supervision from an audit committee to: (1) select and oversee the Company's independent accountant; (2) monitor the procedures for handling complaints regarding the Company's accounting practices; (3) engage advisors; and (4) ensure funding for the independent auditor and any outside advisors engaged by the audit committee.

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during the six months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2010, the Company consummated a $12,000,000 financing (the “Offering”) with certain accredited investors (the “Investors”) whereby the Company issued 6,000,000 units at $2.00 per unit, with each unit consisting of a $2.00 principal amount, two year convertible note (collectively, as amended, the “Notes”) and a three year common stock purchase warrant to purchase one share of the Company’s common stock, par value $0.001 per share, at $2.40 per share. The Notes were due to mature on January 5, 2012, but the maturity date was extended (with the agreement of Euro Pacific, the placement agent for the Offering and representative of the Investors) to April 5, 2013 through four amendments to the Notes undertaken during 2012. As of the date of this report, the Company has reduced the outstanding aggregate principal amount under the Notes to $8,064,500.

The Company had previously established an RMB denominated escrow account in China and deposited into such escrow account the remaining outstanding amount of the Notes. As previously disclosed in its Current Report on Form 8-K filed with the SEC on March 26, 2013, the Company and Euro Pacific proposed to have the Company make a payment in the amount equal to 10% of the outstanding principal on the Notes plus any accrued interest (at the current rate of 12% per annum). However, due to significant difficulties encountered by the Company in converting the funds it generates from its business in China (denominated in the Chinese currency, the RMB) into US Dollars, the Company was not able to make the payments in full which were scheduled to be made on April 5, 2013, in the amount of $846,450 plus any accrued interest and October 5, 2013, in the amount of $761,805 plus any accrued interest.

To fulfill a portion of its commitment to make the late payments, during the three months ended December 31, 2013, the Company transferred $400,000 to a U.S. escrow account designated by Euro Pacific, and during the three months ended December 31, 2013, the Company paid $400,000 towards the principal. The Company is currently working with Euro Pacific as representative of the Investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes. As of the date of this report, no written agreement has been entered into in this regard. The Company is unable to predict whether an agreement will be reached.

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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bohai Pharmaceuticals Group, Inc.

February 14, 2014	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

