Form 10-Q
period 2014-03-31
Bohai Pharmaceuticals Group, Inc.
filed 2014-05-15
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

As of May 15, 2014, there were 17,861,085 shares of company common stock issued and outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•

our ability to generate or obtain through financing sufficient working capital to (i) satisfy our obligations under our convertible notes which are due on April 5, 2016 (currently $7,618,050 outstanding) or (ii) otherwise to support our business plans;

•

our ability  to continue to integrate the business of YantaiTianzheng Pharmaceuticals Company, Ltd. (“YantaiTianzheng”) and any future acquisitions into our business;

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (UNAUDITED)	June 30, 2013
ASSETS
Current assets:
Cash	$ 11,265,031	$ 6,947,972
Restricted cash	12,609,747	12,574,051
Accounts receivable	46,496,963	38,716,023
Inventories	4,504,744	2,781,734
Prepaid expenses and other current assets	939,555	1,007,365
Total current assets	75,816,040	62,027,145
Non-current assets:
Property, plant and equipment, net	17,327,863	17,678,453
Prepayment for property, plant and equipment	996,286	604,739
Intangible assets - pharmaceutical formulas	14,149,231	14,109,169
Intangible assets - land use right, net	37,350,012	37,863,464
Other intangible assets, net	24,851,359	28,139,219
Goodwill	5,216,982	5,202,209
Total non-current assets	99,891,733	103,597,253
TOTAL ASSETS	$ 175,707,773	$ 165,624,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$ 9,735,203	$ 9,707,638
Short-term loan	4,867,601	0
Accounts payable	5,137,420	5,081,913
Accrued expenses	11,805,864	12,185,615
Land use right payable	0	6,471,759
Income taxes payable	2,073,289	2,222,476
Due to a related party	55,741	52,830
Total current liabilities	33,675,118	35,722,231
Non-current liabilities:
Acquisition purchase price payable - non-current portion	0	5,000,000
Deferred tax liability	7,922,428	8,048,113
Convertible notes, net	7,618,050	8,464,500
Total non-current liabilities	15,540,478	21,512,613
TOTAL LIABILITIES	49,215,596	57,234,844
COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,861,085 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	17,861	17,861
Additional paid-in capital	24,615,353	24,615,353
Accumulated other comprehensive income	9,077,431	8,999,581
Retained earnings	92,781,532	74,756,759
Total stockholders’ equity	126,492,177	108,389,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 175,707,773	$ 165,624,398

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$ 39,722,126	$ 34,786,624	$ 129,284,445	$ 111,067,950
Cost of revenues	10,125,405	8,919,666	30,879,154	27,098,204
Gross profit	29,596,721	25,866,958	98,405,291	83,969,746
Operating expenses:
Selling, general and administrative expenses	23,103,935	20,476,092	70,348,334	60,230,015
Impairment Charge - drug formula	0	0	0	1,688,486
Depreciation and amortization	722,006	740,503	2,154,368	2,088,424
Total Operating expenses	23,825,941	21,216,595	72,502,702	64,006,925
Income from operations	5,770,780	4,650,363	25,902,589	19,962,821
Other income (expenses):
Interest income	3,296	2,796	78,016	29,122
Interest expenses	(336,645)	(456,930)	(1,555,573)	(1,396,286)
Other (expenses) income, net	(29)	(142)	(31,329)	(16,733)
Change in fair value of derivative liabilities	0	0	0	1,211,236
Total other (expenses) income	(333,378)	(454,276)	(1,508,886)	(172,661)
Income before provision for income taxes	5,437,402	4,196,087	24,393,703	19,790,160
Provision for income taxes	(1,509,391)	(1,036,881)	(6,368,930)	(4,976,705)
Net income	$ 3,928,011	$ 3,159,206	$ 18,024,773	$ 14,813,455
Comprehensive income:
Net income	$ 3,928,011	$ 3,159,206	$ 18,024,773	$ 14,813,455
Unrealized foreign currency translation (loss) gain	(1,187,686)	658,168	77,850	862,251
Comprehensive income	$ 2,740,325	$ 3,817,374	$ 18,102,623	$ 15,675,706
Net income per common share
Basic	$ 0.22	$ 0.18	$ 1.01	$ 0.83
Diluted	$ 0.19	$ 0.15	$ 0.85	$ 0.71
Weighted average common shares outstanding
Basic	17,861,085	17,861,085	17,861,085	17,861,085
Diluted	21,831,328	22,093,335	21,957,639	22,093,335

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$ 18,024,773	$ 14,813,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,854,759	4,053,576
Impairment of intangible assets-pharmaceutical formulas	0	1,688,486
Loss on disposal of property, plant and equipment	9,944	0
Change in fair value of warrants	0	(1,211,236)
Deferred income taxes	(149,182)	(331,999)
Changes in operating assets and liabilities:
Accounts receivable	(7,704,260)	(11,091,285)
Prepaid expenses and other current assets	37,775	426,946
Inventories	(1,722,546)	714,984
Accounts payable	41,256	941,963
Accrued expenses	(417,479)	(1,415,975)
Income taxes payable	(156,172)	(715,086)
Net cash provided by operating activities	12,818,868	7,873,829
Cash flows used in investing activities:
Purchases of property, plant and equipment	(195,192)	(781,176)
Land use rights payments	(6,518,267)	(6,349,206)
Prepayment for property, plant and equipment	(596,718)	(2,528,104)
Cash paid for acquisition of business	(5,000,000)	(12,472,815)
Net cash used in investing activities	(12,310,177)	(22,131,301)
Cash flows from financing activities:
Proceeds from short-term	4,888,701	0
Proceeds from notes payable	9,777,401	0
Borrowing from related party	0	12,349
Repayment to related party	2,466	0
Repayment of convertible notes	(846,450)	(1,571,500)
Repayment of short-term loan	(9,777,401)	0
Deposit of restricted cash-convertible note escrow deposit	0	(1,494,964)
Release of restricted cash-convertible note escrow deposit	0	2,546,786
Net cash flows provided by (used in) financing activities	4,044,717	(507,329)
Effect of foreign currency translation on cash and cash equivalents	(236,349)	134,113
Net increase (decrease) in cash and cash equivalents	4,317,059	(14,630,688)
Cash and cash equivalents at beginning of period	6,947,972	18,386,288
Cash and cash equivalents at end of period	$ 11,265,031	$ 3,755,600
Cash paid during the period for:
Interest	$ 749,350	$ 875,286
Income taxes	$ 6,674,283	$ 6,023,796

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014

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

YantaiTianzheng Pharmaceuticals Company, Ltd., a PRC company (“YantaiTianzheng”), which BPGI acquired effective July 1, 2011 through a newly formed PRC wholly-foreign owned enterprise subsidiary, YantaiNirui Pharmaceuticals, Ltd. (“WOFE II”).

BPGI owns 100 % of Chance High International Limited, a British Virgin Islands company (“Chance High”). Chance High owns 100 % of the issued and outstanding shares of capital stock of a Chinese wholly-foreign owned enterprise known as YantaiShencaojishi Pharmaceuticals Co., Ltd. (the “WOFE”). On December 7, 2009 (prior to the date of the Share Exchange Transaction), the WOFE entered into a series of variable interest entity contractual agreements (the “VIE Agreements”) with Bohai and its three shareholders, including Mr. Hongwei Qu, the Company’s current Chairman and Chief Executive Officer (“Mr. Qu”). Mr. Qu currently owns 96.7 % of the outstanding equity interests of Bohai and two other shareholders who collectively own the remaining 3.3% of Bohai.

The VIE Agreements include (i) a Consulting Services Agreement, (ii) an Operating Agreement, and (iii) a Proxy Agreement, through which the WOFE has the right to advise, consult, manage and operate Bohai for an annual fee equal to all of Bohai’s yearly net profits after tax. Pursuant to these agreements, the WOFE indirectly owns but has100 % managerial and economic control of the business activities of Bohai including the right to appoint all executives and senior management and members of the board of directors of Bohai. Additionally, Bohai’s shareholders pledged their rights, titles and equity interest in Bohai as security for the WOFE to collect consulting and services fees provided to Bohai pursuant to an equity pledge agreement. In order to further reinforce the WOFE’s rights to control and operate Bohai, Bohai’s shareholders granted the WOFE an exclusive right and option to acquire all of their equity interests in Bohai through an option agreement. The VIE Agreements have perpetual terms unless otherwise determined by PRC law, and can (particularly in the case of the Consulting Services Agreement (which is the principal VIE Agreement) be terminated by the parties under certain circumstances, including material breach, the termination of Bohai’s business or a liquidation of Bohai. The WOFE (which is controlled indirectly by BPGI through Chance High) can also terminate the Consulting Services Agreement at will.

BPGI, its wholly owned subsidiary Chance High, WOFE, WOFE II, Bohai and YantaiTianzheng are referred to herein collectively and as a consolidated basis as the “Company” or “we”, “us” or “our” or similar terminology. Mr. Qu currently serves the Company’s Chairman, Chief Executive Officer and President. As used herein, the term “Common Stock” means the common stock of BPGI, $0.001 par value per share.

BPGI is headquartered and maintains its principal operations in the city of Yantai, Shandong Province, China, and conducts business operations exclusively in the PRC.

On January 17, 2014, the Company merged WOFE with and into WOFE II.  In connection with the merger, and in accordance with relevant PRC laws and regulations, all of WOFE’s rights relating to Bohai transferred to WOFE II.

2.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $3,928,011 and $18,024,773 for the three and nine-month periods ended March 31, 2014. The Company’s cash flows provided by operating activities amounted to $12,818,868 for the nine months ended March 31, 2014. The Company had working capital of $42,140,922 as of March 31, 2014. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing through short-term bank loans, convertible notes, and notes payable.

On August 8, 2011, the Company, through WOFE II, signed a share transfer agreement with the shareholders of YantaiTianzheng to acquire 100% of YantaiTianzheng for total purchase consideration of US$35,000,000 and the balance was fully paid as of March31, 2014.

The Company is gaining the benefits of the economies of scale that is realized by having combined and streamlined the cost structures of the historical Bohai and the acquired YantaiTianzheng businesses. The Company has committed to a plan of streamlining the combined business around a more focused portfolio of products that include non-prescription drug products acquired as part of the Yantai Tianzheng’s product portfolio.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The construction is 100% completed and transferred into buildings as of March 31, 2014.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan, Yantai, Shandong Province. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19.47 million (RMB 120,000,000 ). The Company paid in full $19.47 million (RMB 120,000,000) as of March 31, 2014. (See Note 7).

The Company is also required to repay the remaining $7,618,050 convertible notes balance, which pursuant to four amendments to the original notes, as of March 31, 2014, was due on an extended maturity date of April 5, 2013. The Company and Euro Pacific, the representative of the investors of the Notes, signed a fifth amendment to the Notes. The fifth amendment further extends the maturity date of the Notes to April 5, 2016 (See Note 23). The Company made payments toward principal of $846,450 during the nine months ended March 31, 2014

As described elsewhere herein, the Company has at times, been in temporary default of its obligation to repay the convertible notes at previously extended maturity dates. The Company cannot predict what the implications of the non-payment of the notes would be. The Company will continue to experience difficulty converting sufficient currency and will maintain an escrow account of restricted funds intended to secure the Note’s repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least March31, 2015. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

On August 15, 2013, the Company obtained a short term loan from Yantai Rural Commercial Bank Ltd. (“RCB”) due on August 14, 2014 in the amount of $4,867,601 (RMB 30,000,000), which was guaranteed by a third party, Shandong Guangyuan Group Ltd. (“Guangyuan”) and the principal shareholder of the Company, Hongwei Qu. Guangyuan is an unrelated third party and has no business relationship with the Company (See Note 13).  Except for the loan from RCB, the Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WOFE, WOFE II, YantaiTianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP. The Company adopted FAS Accounting Standards Codification (“ASC”) 810- 10 -15-14 and also ASC 810- 10 -05-8, which requires that a VIE be consolidated if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decisions on all operating activities of the VIE. The Company controls Bohai through the VIE Agreements described in Note 1, under the following series of agreements entered into on December 7, 2009.

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

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2014	June 30, 2013
Total current assets*	$ 78,784,249	$ 58,857,580
Total assets*	149,323,537	130,683,952
Total current liabilities**	25,992,090	24,065,824
Total liabilities**	$ 29,807,146	$ 27,729,581

*           Includes intercompany accounts in the amounts of $37,308,891 and $26,417,979 in current assets as of March 31, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,416,538 and $ 4,372,634 in current liabilities as of March 31, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2013, filed on September 27, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the March 31, 2013 condensed consolidated financial statement have been reclassified to conform to the March 31, 2014 presentation.

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

Restricted Cash

Escrow account balances amounted to $12,609,747 and $ 12,574,051 as of March 31, 2014 and June 30, 2013, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of March 31, 2014 and June 30, 2013, there was $7,742,146 and $7,720,232 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $9,735,203 and $9,707,638 as of March 31, 2014 and June 30, 2013, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of March 31, 2014 and June 30, 2013, there was $4,867,601 and $4,853,819cash restricted for this purpose.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of March 31, 2014 and June 30, 2013, management does not believe that any inventory reserves are necessary.

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

Intangible Asset – Pharmaceutical Formulas

The Company has purchased pharmaceutical formulas that were approved by the State Food and Drug Administration of China (“SFDA”). These formulas can be renewed every 5years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable.

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

The following table reflects gains and losses for the nine months ended March 31, 2014 and year ended June 30, 2013 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$ 1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of March 31, 2014	$ -

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Period end US$: RMB exchange rate	6.1632	6.2741
Average periodic US$: RMB exchange rate	6.1366	6.3000

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note16). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts agreeing on performing researches on two pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months, respectively. These three contracts amount to $243,380 (RMB 1,500,000), which have been fully paid as of March31, 2014. Research and development costs amounted to $25,699 and $1,995 for the three months ended March 31, 2014 and 2013, respectively. Research and development costs amounted to $88,450 and $5,985 for the nine months ended March 31, 2014 and 2013, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $267,295 and $216,032 for the three months ended March 31, 2014 and 2013, respectively. Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $746,679 and $770,013 for the nine months ended March 31, 2014 and 2013, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $11,692 and $127,463 for the three months ended March 31, 2014 and 2013, respectively. Advertising expenses included in selling, general and administrative expenses amounted to $676,660 and $231,168 for the nine months ended March 31, 2014 and 2013, respectively.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption

4.

INVENTORIES

Inventories consist of the following:

	March 31, 2014 (unaudited)	June 30, 2013
Raw materials	$ 2,620,565	$ 1,415,071
Work in progress	750,510	840,954
Finished goods	1,133,669	525,709
Total inventories	$ 4,504,744	$ 2,781,734

5.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2014 (unaudited)	June 30, 2013
Buildings	$ 11,520,404	$ 9,121,541
Plant equipment	8,832,992	8,548,658
Office equipment	285,153	250,339
Motor vehicles	278,667	291,784
Total	20,917,215	18,212,322

Less: accumulated depreciation	(3,668,064)	-2,827,442
Construction in progress	78,712	2,293,573

Property, plant and equipment, net	$ 17,327,863	$ 17,678,453

Depreciation expense for property, plant and equipment for the three months ended March 31, 2014 and 2013 amounted to $293,168 and $139,789, respectively. Depreciation expense for property, plant and equipment for the nine months ended March 31, 2014 and 2013 amounted to $848,747 and $427,279, respectively.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The construction is 100% completed and transferred into buildings as of March 31, 2014.

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

Pharmaceutical formulas with indefinite lives consist of the following:

	March 31, 2014 (unaudited)	June 30, 2013
Pharmaceutical formulas, without amortization, at cost	$ 14,149,231	$ 14,109,169

7.

INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	March 31, 2014 (unaudited)	June 30, 2013
Land use rights, at cost	$ 40,207,257	$ 40,093,414
Less: Accumulated amortization	(2,857,245)	(2,229,950)
Intangible assets – land use rights, net	$ 37,350,012	$ 37,863,464

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.47 million (RMB 120,000,000).

As of March 31, 2014, the Company had made full payments of $19.47 million (RMB 120,000,000) through four installments:

Installment	Payment date	Amount in USD
First	11/30/2012	3,245,067
Second	12/31/2012	3,245,067
Third	6/30/2013	6,490,135
Fourth	12/31/2013	6,490,135

Total		19,470,404

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $208,271 and $259,027 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for land use rights amounted to $623,655 and $648,409 for the nine months ended March 31, 2014 and 2013, respectively.

Amortization is calculated over a period of 30 - 50 years.

Amortization of land use rights for fiscal years ending subsequent to March 31, 2014 is as follows:

Amortization
Remainder of FY 2014	$ 208,271
2015	833,084
2016	833,084
2017	833,084
2018	833,084
Thereafter	33,809,405
Total	$ 37,350,012

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

Approximately, $10.45 million for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at March 31, 2014 (unaudited) consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug Formulas	Total

Cost	$ 14,840,667	$ 10,369,775	$ 10,360,749	$ 35,571,191
Accumulated Amortization	(5,195,515)	(3,581,677)	(1,942,640)	(10,719,832)
Net carrying amount	$ 9,645,152	$ 6,788,098	$ 8,418,109	$ 24,851,359

Other intangible assets at June 30, 2013 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug formulas	Total

Cost	$ 14,798,647	$ 10,340,415	$ 10,331,414	$ 35,470,476
Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)
Net carrying amount	$ 11,030,789	$ 7,745,586	$ 9,362,844	$ 28,139,219

Amortization expense for customer relationships amounted to $475,248 and $463,396 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for customer relationships amounted to $1,423,101 and $1,386,190 for the nine months ended March 31, 2014 and 2013, respectively.

Amortization expense for YantaiTianzheng drug formulas amounted to $328,518 and $320,325 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for YTP drug formulas amounted to $983,727 and $958,212 for the nine months ended March 31, 2014 and 2013, respectively.

Amortization expense for defensive drug formulas amounted to $325,780 and $317,200 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for defensive drug formulas amounted to $975,530 and $633,486 for the nine months ended March 31, 2014 and 2013, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to March 31, 2014 is as follows:

Amortization
Remainder of FY 2014	$ 1,129,546
2015	4,518,184
2016	4,518,184
2017	4,518,184
2018	4,518,184
Thereafter	5,649,077
Total	$ 24,851,359

9.

GOODWILL

On August 8, 2011, the Company acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent). The Company accounted for its acquisition of YantaiTianzheng using the acquisition method of accounting. The fair value of the purchase consideration issued to the sellers of YantaiTianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred. Goodwill amounted $5,216,982 (RMB 32,153,295) and $5,202,209 (RMB 32,153,295) as of March 31, 2014 and June 30, 2013, respectively. Goodwill is measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable. The Company has decided there is no impairment for the nine months ended March 31, 2014 and 2013.

10.

ACCRUED EXPENSES

Accrued expense consists of the following:

	March 31, 2014 (unaudited)	June 30, 2013

Sales representatives commission and expenses	$ 4,028,220	$ 4,731,442
Other payable for PPE	1,692,216	2,279,869
Other accrued expense	1,596,820	1,596,636
Other taxes payable	2,359,678	2,185,328
Accrued Interest expenses	1,915,101	1,117,527
Compensation and related cost	213,829	274,813
Total	$ 11,805,864	$ 12,185,615

11.

DUE TO RELATED PARTY

Due to related party amounted to $55,741 and $52,830 as of March 31, 2014 and June 30, 2013, respectively. It represents accrued out of pocket expenses of Mr. Hongwei Qu, Chief executive officer of the Company.

12.

NOTES PAYABLE

The Company borrowed from Weihai City Commercial Bank (“City Bank”) under the facility was obtained by YantaiTianzheng. The latest outstanding amount of $9,735,203 (RMB 60,000,000) was borrowed on November 11, 2013 and has a term of a period of nine months and has a bank charge fee of 0.05%. As of March 31, 2014 and June 30, 2013, the outstanding aggregate amount was $9,735,203 (RMB 60,000,000) and $9,707,638 (RMB60,000,000), respectively. The Company was required to maintain 50% of the notes amounts, or $4,867,601 (RMB 30,000,000) and $4,853,819 (RMB 30,000,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2014 and June 30, 2013, respectively.

YantaiTianzheng entered into this credit facility following its execution of third party guaranty arrangements between YantaiTianzheng, City Bank and Laishan Public Assets Management LLP (“Laishan”) and between YantaiTianzheng, City Bank, and Bohai in April 2013. Under the terms of the Guaranty, Laishan and Bohai each has agreed to act as guarantor of up to $4,876,601 (RMB 30,000,000) of any credit extended by City Bank to YantaiTianzheng at any time during the period from April 25, 2013 through April 25, 2014. Laishan is an unrelated third party and has no business relationship with the Company. As a state-owned enterprise, Laishan provides the guarantee to support the development of Bohai, which is a prominent emerging company in the area.

13.

SHORT-TERM LOAN

 On August 15, 2013, the Company entered into a short term bank loan agreement with RCB. As of March 31, 2014, the loan amounted to $4,867,601 (RMB 30,000,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Guangyuan, and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company. Guangyuan is a construction company and expected to be a potential constructor for Bohai’s construction on the land purchased in November 2012.

14.

CONVERTIBLE PROMISSORY NOTES IN DEFAULT AND DUE ON DEMAND

Convertible Notes

On January 5, 2010, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 128 accredited investors (the “Investors”), BPGI sold 6,000,000 units for aggregate gross proceeds of $ 12,000,000 , each unit consisting of an 8 % senior convertible promissory note in the principal amount of $ 2 and one Common Stock purchase warrant (collectively, the “Investor Warrants”). By agreement with the Investors, each investor received: (i) a single Note representing the aggregate number of Notes purchased by them as part of the units (each, a “Note” and collectively, the “Notes”) and (ii) a single Investor Warrant exercisable at $2.40 per share subject to certain anti-dilution provisions. The majority of this debt is guaranteed by third-parties and our CEO, Mr. Qu, and a portion is secured by our inventories and fixed assets.

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $0 for the three months ended March 31, 2014 and 2013, respectively. Accretion of the note discount amounted to $0 and $0 for the nine months ended March 31, 2014 and 2013, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $228,542 and $253,935 for the three months ended March 31, 2014 and 2013, respectively. Contractual interest expense amounted to $724,412 and $815,326 for the nine months ended March 31, 2014 and 2013, respectively.

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

On December 31, 2011, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient amount of RMB needed to repay the notes on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the Notes with Euro Pacific as representative of the Investors to extend to the maturity date and increase the interest rate on the Notes. Pursuant to the fourth amendment, the maturity date of the notes was extended to April 5, 2013 and the interest rate was increased to 12% per annum. In October 2013, the Company paid $400,000 towards the principal. In March 2014, the Company paid $446,450 towards the principal. The outstanding balance of the Notes amounted to $7,618,050 and $8,464,500 as of March 31, 2014 and June 30, 2013, respectively. The Company and Euro Pacific, the representative of the investors of the Notes, signed a fifth amendment to the Notes. The fifth amendment further extends the maturity date of the Notes to April 5, 2016 (See Note 23).

The Company has been in temporary default of this obligation at the previously extended maturity dates. Should the Company be unable to repay the notes in time and in the absence of a further extension of the maturity date, this circumstance would constitute an event of default under the terms of loan agreement. The Company cannot predict what the implications of the non-payment of the loan would be other than it would continue to experience difficulty converting sufficiency currency and will maintain an escrow account of restricted funds intended to secure their repayment. The non-payment of the notes could have a material adverse effect on the Company should the note holders pursue further action.

On June 27, 2012, Euro Pacific also agreed to release us from certain restrictions on our ability to incur debt, to incur liens or to make capital expenditures as stipulated in the note agreement. The purpose of the Third Amendment is to provide us with enhanced flexibility to seek potential sources of financing.

The Company has paid $2,831,950 principle in total. The payment dates and amounts are as follows:

Payment date	Amount
May 14, 2012	314,000
June 28, 2012	100,000
July 3, 2012	631,000
November 29, 2012	940,500
October 9, 2013	100,000
October 29, 2013	300,000
March 6, 2014	446,450

 As of March 31, 2014 and June 30, 2013, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if a default occurs.

15.

ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WOFE II, acquired 100 % of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 that was fully paid as of March31, 2014. $5,000,000 was paid on September 24, 2013, and the balance was fully paid as of March 31, 2014.

16.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)

Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with YantaiTianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately$2,444,350 (RMB 15,000,000). YantaiTianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of March31, 2014, the Company has paid $2,133,925 (RMB13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,133,925 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project. Research and development costs associated with this contract amounted to $0 and $0 for the nine months ended March 31, 2014 and 2013.

(b)

Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10 % of the Company’s purchases of raw materials or other supplies:

	Three months ended March 31, 2014 (unaudited)	Three months ended March 31, 2013 (unaudited)	Nine months ended March 31, 2014 (unaudited)	Nine months ended March 31, 2013 (unaudited)

Shandong Yantai Medicine Procurement and Supply Station	24.60%	43.20%	24.80%	31.80%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	21.60%	* %	22.80%	*%
Shanxi Guangsheng Capsule Co., Ltd.	10.80%	10.40%	10.50%	*%

* Constitutes less than 10% of the Company’s purchases.

We had a commitment to purchase certain raw materials totaling $3,661,770 as of March 31, 2014 that was fulfilled upon the delivery of the goods in April2014.

(c)

Sales Concentrations

 Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 31.9%, 17.7%, 14.6%, 12.5 % and 20.9%, respectively, of total sales for the three months ended March 31, 2014.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Tablets represented approximately 30.8%, 17.7%, 15.2%, 12.6 % and 21.1%, respectively, of total sales for the nine months ended March 31, 2014.

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

Sales Customer Concentrations

The Company does not have concentrations of business with each customer constituting greater than 10 % of the Company’s gross sales for the nine months ended March 31, 2014 and 2013.

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

At March 31, 2014 and June 30, 2013, the Company’s cash balances by geographic area were as follows:

	March 31, 2014 (unaudited)		June 30, 2013
Country:
United States	$ 110,393	0.98%	$ 28,331	0.41%
China	11,154,638	99.02%	6,919,641	99.59%
Total cash and cash equivalents	$ 11,265,031	100%	$ 6,947,972	100%

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

The Company has not obtained a land use right certificate for one parcel of land of 333,335 square meters that is located in the high-tech development district of Laishan and that was purchased on February 22, 2010. Registration of this land use right certification is still in process. On November 12, 2013, the Company obtained the land use right certificate for one parcel land of 266,668square meters that is located in the high-tech development district of Laishan and that was purchased on November 5, 2012.

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

	Three months ended March 31, 2014 (unaudited)	Three months ended March 31, 2013 (unaudited)	Nine months ended March 31, 2014 (unaudited)	Nine months ended March 31, 2013 (unaudited)

Net Income available to common stockholders - basic	$ 3,928,011	$ 3,159,206	$ 18,024,773	$ 14,813,455
Interest on convertible notes	228,542	253,935	724,412	815,326
Net Income available for common shareholders - diluted	$ 4,156,553	$ 3,413,141	$ 18,749,185	$ 15,628,781

Weighted average number of common shares outstanding - basic	17,861,085	17,861,085	17,861,085	17,861,085
Common shares if converted from Convertible Debt	3,970,243	4,232,250	4,096,554	4,232,250
Weighted average number of common shares outstanding - diluted	21,831,328	22,093,335	21,957,639	22,093,335

Earnings per share:
Basic	$ 0.22	$ 0.18	$ 1.10	$ 0.83
Diluted	$ 0.19	$ 0.15	$ 0.85	$ 0.71

18.

STOCK OPTIONS

On October 13, 2010, we granted stock options to two directors for the purchase of 26,000 shares of our Common Stock at an exercise price of $2.00 per share. The options vested immediately and expire five years from the date of issuance. These options have been valued at $23,844. We use a binomial option pricing model to calculate the grant date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 70%, risk free interest rate of 0.3%, expected term of 2.5years.

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of March 31, 2014:

Options Outstanding
Exercise Price	Number Outstanding at March 31, 2013	Number Outstanding Currently Exercisable at March 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options currently exercisable

$2.00	32,000	32,000	1.5	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three and nine months ended March 31, 2014 were $0 and $0, respectively. Total compensation expense related to the stock options for the three and nine months ended March 31, 2014 were $0 and $0, respectively.

A summary of our stock option activity as of March 31, 2014, and changes during the nine months ended March 31, 2014 and year ended June 30, 2013 is presented in the following table:

	Option Shares	Vested Shares	Exercise Price per Common Stock Range
Balance, June 30, 2012	-	-	$ -
Granted or vested during the year ended June 30, 2013	32,000	32,000	2.00
Exercised during the year ended June 30, 2013	-	-	-
Expired during the year ended June 30, 2013	-	-	-
Balance, June 30, 2013	32,000	32,000	2.00
Granted or vested during the nine months ended March 31, 2014	-	-	-
Exercised during the nine months ended March 31, 2014	-	-	-
Expired during the nine months ended March 31, 2014	-	-	-
Balance, March 31, 2014	32,000	32,000	$ 2.00

19.

STOCKHOLDERS ’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $ 0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Retained earnings

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors. The Company allocated $390,797 to the reserve fund during the nine months ended March 31, 2014 which recorded in retained earnings.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

20.

OPERATING EXPENSES

 For the three and nine months ended March 31, 2014 and 2013, operating expenses consisted of the following:

	Three months ended March 31, 2014 (unaudited)	Three months ended March 31, 2013 (unaudited)	Nine months ended March 31, 2014 (unaudited)	Nine months ended March 31, 2013 (unaudited)
Sales Commissions	$ 20,910,232	$ 17,740,073	$ 63,673,952	$ 53,897,326
Advertising expense	11,692	127,643	676,660	231,168
Audit fees and other professional expenses	13,238	18,432	502,648	200,708
Depreciation and amortization	722,006	740,503	2,154,368	2,088,424
Staff costs (salary &welfare)	1,149,730	1,399,910	2,183,661	2,406,436
Research and development cost	25,699	1,995	88,450	5,985
Other operating expenses	993,344	1,188,039	3,222,963	3,488,392
Impairment of drug formula	-	-	-	1,688,486
Total Operating expenses	$ 23,825,941	$ 21,216,595	$ 72,502,702	$ 64,006,925

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

Substantially all of the Company’s assets, including those of Bohai which is considered the VIE and YantaiTianzheng, which is an acquired subsidiary of the Company, are accessible to Bohai through WOFE II creditors irrespective of the VIE arrangement.

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

23.

SUBSEQUENT EVENTS

 On April 21, 2014, the Company and Euro Pacific, acting as representative of the holders of certain 8% convertible notes, entered into a fifth amendment to the convertible notes (the “Fifth Amendment”) to extend the maturity date of the convertible notes to April 5, 2016.The Fifth Amendment provides, among other things, that (i) the interest of the convertible notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to the Company’s common stock pursuant to Section 5 of the Notes) will be paid by cash as soon as practicable after the date of consummation of a financing by the Company conducted in the U.S. with net proceeds to the Company of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of the Company’s common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, the Company will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.0 per share.

Item 2.Management’s Discussion and Analysis of Financial Conditions of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the nine months ended March 31, 2014, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine (“TCM”). We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. Our initial operating subsidiary, Yantai Bohai Pharmaceuticals Group Co., Ltd. (“Bohai”) obtained Drug Approval Numbers (“DANs”) for 29 varieties of traditional Chinese herbal medicines in 2005, and an additional 14 varieties in December 2010. Through our acquisition of YantaiTianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 7 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine. Of these 7 products, 4 are prescription drugs and 3 are over the counter (“OTC”) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (“NRDL”), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (“EDL”) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, the Company has another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. YantaiTianzheng owns five prescription products approved by the State Food and Drug Administration of China (“SFDA”) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

Prior to January 5, 2010, we were a public “shell” company operating under the name “Link Resources, Inc.” On January 5, 2010, we consummated a share exchange transaction (the “Share Exchange”) pursuant to which we acquired Chance High International Limited (“Chance High”), the indirect parent company of Bohai, our principal operating subsidiary, which is a Chinese variable interest entity (“VIE”) that we (through a Chinese wholly-owned foreign enterprise subsidiary YantaiNirui Pharmaceuticals Co., Ltd. (“WOFE II”)) control through certain contractual arrangements (the “VIE Agreements”). On August 8, 2012, WOFE II, a PRC company and a newly formed subsidiary of Chance High, entered into a Share Purchase Agreement pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of YantaiTianzheng, which became our second operating subsidiary effective as of July 1, 2012.

On January 17, 2014, the Company merged YantaiShencaojishi Pharmaceuticals Co., Ltd. (“Shencaojishi”) with and into WOFE II.  In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with Shencaojishi and Bohai, pursuant to which all rights and obligations of Shencaojishi relating to Bohai, including all of WOFE’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II. Following the merger, WOFE II is the Company’s only wholly-owned foreign enterprise (“PRC WOFE”).

Our current organizational structure is summarized below:

Recent Developments

On November 5, 2012, the Company acquired land use right with respect to a 266,668 square meters parcel of land located in high-tech development district of Laishan. The land use right grants to the Company the right to use the land for a period of 50 years at a total cost of approximately $19.47 million (RMB120,000,000). The Company plans to build workshops, a logistics system and a R&D centre on the land to better prepare the Company for future development.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Tongbi Capsules	31.9%	29.2%	30.8%	31.0%
Fangfengtongsheng Granule	20.9%	19.6%	21.1%	17.7%
Tongbi Tablets	17.7%	12.3%	17.7%	12.1%
Zhengxintai Capsule	12.5%	12.8%	12.6%	11.8%
Lung Nourishing Syrup	14.6%	22.9%	15.2%	18.2%
Other Products	2.4%	3.2%	2.6%	9.2%
Total Sales	100%	100%	100%	100%

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

Operating Results

Comparison of the three months ended March 31, 2014 and 2013

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the three months ended March 31, 2014. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of YantaiTianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the three months ended March 31, 2014 increased by $4,935,502, or 14.2%, to $39,722,126 as compared to $34,786,624 for the three months ended March 31, 2013. Net revenues were $26,434,265 and $13,287,861 for Bohai and YantaiTianzheng, respectively, for the three months ended March 31, 2014. Net revenues were $23,492,378 and $11,294,246 for Bohai and YantaiTianzheng, respectively, for the three months ended March 31, 2013.

The increase in Bohai’s revenue was primarily due to a net increase in revenues of 10.9% from three leading products of Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 96.5% of our total net revenues for Bohai for the three months ended March 31, 2014. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 95.4% of our total net revenues for Bohai for the three months ended March 31, 2013. All of our lead products of Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009.

 The increase in Tianzheng’s revenue was primarily due to a net increase of 14.7% in revenue derived from two leading products of Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule. The sales quantity of Fangfengtongsheng Granule increased 13.4% and the average unit sales prices of Fangfengtongsheng Granule increased 5.0% and 6.4% for the 10 bags per box and 18 bags per box, respectively during the three months ended March 31, 2014 compared the same period 2013. The sales quantity of in Tianzheng: Zhengxintai Capsule increased 8.3% and the average unit sales prices of in Tianzheng: Zhengxintai Capsule increased 2.6% during the three months ended March 31, 2014 compared the same period 2013.

The increase in the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients.

The sale of our prescription drug products for the three months ended March 31, 2014 represented 84% of total net revenue compared to 74% for the same period in 2013.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended March 31, 2014 was $10,125,405 as compared to $8,919,666 for the three months ended March 31, 2013, representing an increase of $1,205,739, or 13.5%. Cost of revenues were $6,311,869 and $3,813,536 for Bohai and YantaiTianzheng, respectively, for the three months ended March 31, 2014. Cost of revenues were$5,804,150 and $3,115,516 for Bohai and YantaiTianzheng, respectively, for the three months ended March 31, 2013. The increase in cost of revenues for the three months ended March 31, 2014, compared to the same period in 2013, was mainly due to increase in total costs of raw materials, labor, and overhead as a result of increase in our overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $29,596,721 for the three months ended March 31, 2014, as compared to $25,866,958 for the same period in 2013, representing an increase of $3,729,763, or 14.4%, over the same period in 2013. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 0.1% from 74.4% to 74.5% for the three months ended March 31, 2014, as compared to the same period in 2013.

Operating Expenses

Our operating expenses increased by $2,609,346, or 12.3%, to $23,825,941, for the three months ended March 31, 2014, as compared to $21,216,595 for the same fiscal period in 2013. The overall increase in selling, general, and administrative expenses was mainly due to increased sales commissions in line with an overall increase in sales activities. The percentage of operating expenses to net revenues was 60.0% and 61.0% for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of 1.0% as a percentage of net revenues. Operating expenses increased slower than the increase in revenue during this period compared to the same period last year.

Sales commissions increased by $3,170,159, or 17.9%, to $20,910,232 for the three months ended March 31, 2014, as compared to $17,740,073 for the same period in 2013. Sales commissions accounted for 52.6% and 51.0% of the net revenue for the three months ended March 31, 2014 and 2013, respectively. The increase in commission is due to increased sales and increased collection of accounts receivable resulting from increased market demand during the three months ended March 31, 2014 compared to the same period last year.

Depreciation and amortization expenses in operating expenses decreased by $18,497, or 2.5%, to $722,006 for the three months ended March 31, 2014, as compared to $740,503 for the same fiscal period in 2013.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $333,378 for the three months ended March 31, 2014 compared to total other expenses of $454,276 for the period ended March 31, 2013, a decrease of total net other expenses of $120,898. The decrease in total other expenses were principally due to a decrease of $120,285 of interest expense. The decrease of interest expenses was mainly due to decreased short term loan, convertible notes, and notes payable for the three months ended March 31, 2014 compared to the same period in 2013.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the notes with Euro Pacific Capital, Inc. (“Euro Pacific”), as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. The outstanding balance of the notes amounted to $7,618,050 and $8,464,500 as of March 31, 2014 and June 30, 2013, respectively. On April 21, 2014, the Company and Euro Pacific entered into a Fifth Amendment to the convertible notes (the “Fifth Amendment”) to extend the maturity date of the convertible notes to April 5, 2016. The Fifth Amendment provides, among other things, that (i) the interest of the convertible notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to the Company’s common stock pursuant to Section 5 of the Notes) shall be paid by cash as soon as practicable after the date of consummation of a financing by the Company conducted in the U.S. with net proceeds to the Company of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of the Company’s common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, the Company will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.0 per share.

Provision for Income Tax

Our provision for income tax for the three months ended March 31, 2014 and 2013 was $1,509,391 and $1,036,881, respectively, an increase of $472,510, or 45.6%, for the three months ended March 31, 2014 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 28% and 25% for the three months ended March 31, 2014 and 2013, respectively.

Net Income

We had a net income of $3,928,011 for the three months ended March 31, 2014, as compared to net income of $3,159,206 for the three months ended March 31, 2013, an increase in net income of $768,805, or 24.3%. This translates into basic earnings per common share of $0.22 and $0.18, and diluted earnings per common share of $0.19 and $0.15, for the three months ended March 31, 2014 and 2013, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $3,729,763, offset by increase in operating expenses of $2,609,346 for this year compared to the same period last year.

Net income margin was 9.9% for the three months ended March 31, 2014 as compared to net income margin 9.1% for the same period last year, an increase of 0.8%. The increase was mainly due to the increased selling and general and administrative expenses, which was smaller than the increase of gross income.

Comparison of the nine months ended March 31, 2014 and 2013

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the nine months ended March 31, 2014. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of YantaiTianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the nine months ended March 31, 2014 increased by $18,216,495, or 16.4%, to $129,284,445 as compared to $111,067,950 for the nine months ended March 31, 2013. Net revenues were $85,668,901and $43,615,544 for Bohai and YantaiTianzheng, respectively, for the nine months ended March 31, 2014. Net revenues were $77,022,160 and $34,045,790 for Bohai and YantaiTianzheng, respectively, for the nine months ended March 31, 2013.

The increase in Bohai’s revenue was primarily due to a net increase in revenues of 17.7% from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 96.1% of our total net revenues for Bohai for the nine months ended March 31, 2014. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 88.4% of our total net revenues for Bohai for the nine months ended March 31, 2013. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009.

The increase in Tianzheng’s revenue was primarily due to a net increase of 29.7% in revenue derived from two leading drug formulas in Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule.

The increase in the Company’s revenue is primarily due to increase in market demand for the company’s key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients.

The sale of our prescription drug products for the nine months ended March 31, 2014 represented 82% of total net revenue compared to 78% for the same period in last year.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the nine months ended March 31, 2014 was $30,879,154 as compared to $27,098,204 for the nine months ended March 31, 2013, representing an increase of $3,780,950, or 14.0%. Cost of revenues were $19,227,916 and $11,651,238 for Bohai and YantaiTianzheng, respectively, for the nine months ended March 31, 2014. Cost of revenues were$17,441,966 and $9,656,238for Bohai and YantaiTianzheng, respectively, for the nine months ended March 31, 2013. The increase in cost of revenues for the nine months ended March 31, 2014, compared to the same period in 2013, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $98,405,291 for the nine months ended March 31, 2014, as compared to $83,969,746 for the same period in 2013, representing an increase of $14,435,545, or 17.2%, over the same period in 2013. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 0.5% from 75.6% to 76.1% in the nine months ended March 31, 2014, as compared to the same period in 2013.

Operating Expenses

Our operating expenses increased by $8,495,777, or 13.3%, to $72,502,702, for the nine months ended March 31, 2014, as compared to $64,006,925 for the same fiscal period in 2013. The overall increase in selling, general, and administrative expenses was mainly due to increased sales commissions in line with an overall increase in sales activities, and increased depreciation and amortization expenses. The percentage of operating expenses to net revenues was 56.1% and 57.6% for the nine months ended March 31, 2014 and 2013, respectively, representing a decrease of 1.5% as a percentage of net revenues. Operating expenses increased slower than the increase of revenue this period compared to the same period last year。

Sales commissions increased by $9,776,626, or 18.1%, to $63,673,952 for the nine months ended March 31, 2014, as compared to $53,897,326 for the same fiscal period in 2013. Sales commissions accounted for 49.3% and 48.5% of the net revenue for the nine months ended March 31, 2014 and 2013, respectively. The increase in commission is due to increased sales and increased collection of accounts receivable resulting from ramped up sales and collection efforts during the nine months ended March 31, 2014 compared to the same period last year.

Depreciation and amortization expenses in operating expenses increased by $65,944, or 3.2%, to $2,154,368 for the nine months ended March 31, 2014, as compared to $2,088,424 for the same fiscal period in 2013, mainly due to the increased amortization of a newly purchased land use right for a parcel of land in November 30, 2012.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $1,508,886 for the nine months ended March 31, 2014 compared to total other expenses of $172,661 for the period ended March 31, 2013, an increase of total net other expenses of $1,336,225. The increase in total other expenses were principally due to a decrease of $1,211,236 of other income in change of fair value of derivative liabilities and an increase of $159,287 for interest expense. The increase of interest expenses was mainly due to increased short term loan and notes payable for the nine months ended March 31, 2014. The decrease of non-cash income in fair value of warrants is due to the expiration of warrants on January 5, 2013, thus the fair value of derivative instruments became zero thereafter.

On March 31, 2012, the Company’s Chinese operating subsidiary determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, the Company entered into a series of amendments to the notes with Euro Pacific, as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2013 and the interest rate was increased to 12% per annum. The Company is negotiating with Euro Pacific to extend the maturity date and in connection with such extension, the Company proposed to make a payment in the amount equal to 10% of the outstanding principal plus any accrued interest (at the current rate of 12% per annum). The outstanding balance of the notes amounted to $7,618,050 and $8,464,500 as of March 31, 2014 and June 30, 2013, respectively. There is no written agreement related to the foregoing as of the date of this report and we cannot assure you that such agreement will be entered into. The Company did not make the payment due on April 5, 2013.

Provision for Income Tax

Our provision for income taxes for the nine months ended March 31, 2014 and 2013 were $6,368,930 and $4,976,705, an increase of $1,392,225, or 28.0%, for the nine months ended March 31, 2014 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 26% and 25% for the nine months ended March 31, 2014 and 2013, respectively.

Net Income

We had a net income of $18,024,773 for the nine months ended March 31, 2014, as compared to net income of $14,813,455 for the nine months ended March 31, 2013, an increase in net income of $3,211,318, or 21.7%. This translates into basic earnings per common share of $1.01 and $0.83, and diluted earnings per common share of $0.85 and $0.71, for the nine months ended March 31, 2014 and 2013, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $14,435,545, offset by an increase in operating expenses of $8,495,777 in the nine months ended March 31, 2014 compared to the same period in 2013.

Net income margin was 13.9% for the nine months ended March 31, 2014 as compared to net income margin 13.3% for the same period last year, an increase of 0.6%. The increase was mainly due to the increased selling and general and administrative expenses and increased other expense offset by the increase of gross income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for working capital. As of March 31, 2014, we had cash and cash equivalents of $11,265,031 and restricted cash of $12,609,747, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the nine months ended March 31,
	2014	2013
Net cash provided by operating activities	$ 12,818,868	$ 7,873,829
Net cash used in investing activities	(12,310,177)	(22,131,301)
Net cash provided by (used in) financing activities	4,044,717	(507,329)
Effect of foreign currency translation on cash and cash equivalents	(236,349)	134,113
Net decrease in cash and cash equivalents	$ 4,317,059	$ (14,630,688)

Net Cash Provided By Operating Activities

Net cash provided by operating activities totaled $12,818,868 for the nine months ended March 31, 2014 as compared to net cash provided by operating activities of $7,873,829 for the nine months ended March 31, 2013. The increase in net cash provided by operating activities, for the nine months ended March 31, 2014 compared to the same period 2013, was primarily due to increased net income of $3.2 million, increased depreciation and amortization of $0.8 million, decreased net income from change in fair value of derivative liabilities of $1.2 million, a decrease of deferred income tax by $0.2 million, less decrease of $1.0 million in accrued expenses, and less increase of $3.4 million in accounts receivables, offset by increased purchase of inventories of $2.4 million, more decrease of prepaid expenses by $0.4 million, less decrease of accounts payable of $0.9 million, and decreased impairment of intangible assets of $1.7 million. We expect our cash flow from operating activities to maintain a positive flow in the year ended June 30, 2014 due to our continuous cash flow management.

Net Cash Used In Investing Activities

Net cash used in investing activities was $12,310,177for the nine months ended March 31, 2014 as compared to net cash used in investing activities of $22,131,301 for the nine months ended March 31, 2013. The net decrease in cash used in investing activities was mainly due to the cash payment of approximately $7.5 million more for our YantaiTianzheng acquisition in 2013, less cash payment of approximately $0.59 million for property, plant and equipment, and less cash payment of approximately $1.9 million for deposit for property, plant and equipment deposits, offset by more cash payment of approximately $0.17 million for land use rights payments during the nine months ended March 31, 2014 compared to the same period in 2013.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities totaled $4,044,717 for the nine months ended March 31, 2014 as compared to net cash used in financing activities of $507,329 for the same period in 2013. The reason for the increase in cash provided by financing activities was mainly due to proceeds from short-term loan and notes payable of $14.7 million, less repayment of $0.7 million convertible notes, offset by more repayments of short-term loan and notes payable of $9.8 million, and due to decreased net deposit of restricted cash of $1.1 million during the nine months ended March 31, 2014 compared to the same period in 2013. The short-term loan and note payable credit facility are all following the execution of third party guaranty arrangements.

Cash Position

As of March 31, 2014, we had cash of $11,265,031 as compared to $6,947,972 as of June 30, 2013, an increase of $4,317,059.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will require cash to meet certain obligations described under “Obligations under Material Contracts” below, in particular the payment of the principal and interest on our convertible notes for which the principal amount of $7,618,050 was not paid as of the date of this report.

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

In addition, if we are faced with worldwide financial and credit crisis as have occurred in recent years, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financings.

Finally, it has been very difficult over the past several years for U.S.-listed Chinese companies to raise financing from investors. As a result, our ability to raise needed financing may be compromised.

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, intangible assets and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the nine months ended March 31, 2014.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 years	6 Years+
Convertible notes	$ 7,618,050	$ -	$ 7,618,050	$ -	$ -
Advertising	156,890	156,890	-	-	-
Equipment purchase	1,784,787	1,784,787	-	-	-
Total Contractual Obligations:	$ 9,559,727	$ 1,941,677	$ 7,618,050	$ -	$ -

Other than discussed above, there are no other foreseeable material commitments or contingencies as of March 31, 2014.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the nine months ended March 31, 2014. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the quarterly period covered by this report, our management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

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

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during the nine months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bohai Pharmaceuticals Group, Inc.

May 15, 2014	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)