Form 10-K
period 2014-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2014-10-14
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ending June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

Commission file number 000-53401

Bohai Pharmaceuticals Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0697405
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

c/o YantaiBohai Pharmaceuticals Group Co. Ltd. No. 7 Tianzheng Road, Laishan District Yantai, Shandong Province, China	264003
(Address of Principal Executive Offices)	(Zip Code)

 +86(535)-685-7928

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

None

Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]  No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [  ]  No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on December 31, 2013, as reported on the OTCQB, was approximately $4.6 million.

As of October 14, 2014, there were 19,352,914outstanding shares of common stock of the registrant, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the

Fiscal Year Ended June 30, 2014

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures included in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation

•

our ability to continue to integrate the business of YantaiTianzheng and any future acquisitions into our business;

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

•

our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies; and

•

our ability to anticipate and adapt to changing conditions in the Traditional Chinese Medicine and healthcare industries resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

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

(ii)

Chance High’s wholly owned subsidiary, YantaiShencaojishi Pharmaceuticals Co., Ltd., a PRC company, which has been dissolved as of the date of this Annual Report (“WOFE I”);

(iii)

Chance High’s wholly owned subsidiary, YantaiNirui Pharmaceutical Co., Ltd., a PRC company (“WOFE II”, collectively with WOFE I, “WOFE”), which was consolidated via merger with WOFE I in January 2014;

(iv)

the WOFE’s variable interest entity, YantaiBohai Pharmaceuticals Group Co., Ltd., a PRC company (“Bohai”), which is our initial operating subsidiary; and

(v)

WOFE II’s wholly owned subsidiary, YantaiTianzheng Pharmaceutical Co., Ltd., a PRC company (“YantaiTianzheng”), which we acquired in August 2011 and is our second operating subsidiary.

In this Annual Report, we sometimes refer to BOPH, Chance High, WOFE, WOFE II, Bohai and YantaiTianzheng collectively as the “Group.”  As used in this Annual Report, “China” or “the PRC” refers to the People’s Republic of China.

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

Certain of our lead products enjoy regulatory or intellectual property protection in China, which we believe significantly increases the marketability of these products.  Three of our lead products, Tongbi Capsules, Tongbi Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (or NRDL).  In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (or EDL) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, we have another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government.   YantaiTianzheng owns five prescription products approved by the State Food and Drug Administration of China (which we refer to herein as the SFDA) and currently manufactures four of such products.  Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

The Chinese government has previously awarded us exclusive rights to manufacture our Tongbi Capsules product. We share manufacturing rights with one or more manufacturers for our Anti-flu Granules product. We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) (which we refer to herein as the Certificate of Protection) issued by the SFDA for Tongbi Capsules and Shangtongning Tablets, which give us exclusive or near-exclusive rights to manufacture and distribute these two medicines.  The protection periods for both Tongbi Capsules and Shangtongning Tablets expired in September 2009.  We submitted the application to extend such protection period for Tongbi Capsules on March 12, 2009.  The SFDA approved our request and the protection period for Tongbi Capsules has been extended to September 13, 2016.  We have decided to not submit an extension of protection application for Shangtongning Tablets due to consideration with respect to time and cost related to such application, but will continue to manufacture this product.  We believe that this lack of protection for Shangtongning Tablets will not have a material adverse effect on our business.  This is due to the fact that any producers who want to produce the drug are required to apply to SFDA, and the approval process is very strict and success rate is low. We applied for a Chinese patent for Tongbi Capsule and Tongbi Tablet which application was approved by the State Intellectual Property Office of the PRC on November7, 2012.  The patent was awarded for a period of 20 years starting from the day of its application on May5, 2011. Even when the patent is expired, any producers who want to produce the same product will be required to obtain approval from us, thus effectively making us the exclusive producer of Tongbi Capsules and Tongbi Tablets. We believe this represents an exceptional market opportunity.

Our strategy is to leverage the “protected” status and national insurance coverage for certain of our pharmaceutical products to aggressively increase market penetration throughout China, the world’s most populous nation.  By utilizing our distribution platform, in addition to utilizing mass media and other marketing methods to build awareness of our brand, we have been able to and will continue to seek to significantly grow our revenues and earnings.  In addition, as evidenced by our acquisition of YantaiTianzheng, we may seek additional acquisition candidates or undertake other strategic transactions to broaden our product offerings and sales, marketing and manufacturing capabilities.

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

As of the date of this Annual Report, we have approximately 660 employees operating from 15 offices throughout China.  As we are committed to strong sales efforts, approximately 136 of our employees are sales representatives.

As is not uncommon for Chinese companies listed in the U.S., we control our Chinese operating subsidiary, Bohai, pursuant to a series of variable interest entity contractual agreements (the “VIE Agreements”), under which we assume management of the business activities of Bohai and have the right to appoint all executives and senior management and the members of the board of directors of Bohai.  Under these arrangements, however, we do not, directly or indirectly, own any shares in Bohai, which are owned by Mr. HongweiQu, our Chairman, President and Chief Executive Officer and two unaffiliated parties.  Please see “Contractual Arrangements with Bohai and its Shareholders” below.

We do, however, directly own our YantaiTianzheng operating subsidiary through WOFE I.  WOFE II originally acquired YantaiTianzheng, and subsequently WOFE II was consolidate by merger into WOFE I.

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

On April 21, 2014, we and Euro Pacific entered into a Fifth Amendment to the Notes (the “Fifth Amendment”) to extend the maturity date of the Notes to April 5, 2016. The Fifth Amendment provides, among other things, that (i) the interest of the Notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to the our common stock pursuant to Section 5 of the Notes) shall be paid by cash as soon as practicable after the date of consummation of a financing by us conducted in the U.S. with net proceeds to us of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of our common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, we will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.0 per share.

Registration Rights Agreement.  In connection with the private placement, we entered into Registration Rights Agreements (the “Registration Rights Agreement”) with the Investors which set forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the Securities and Exchange Commission (“SEC”) for public resale.  We filed such registration statement with the SEC, and registration statement was declared effective by the SEC on August 12, 2010.  In August 2014, a post-effective amendment to this registration statement was declared effective by the SEC.

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

Acquisition of YantaiTianzheng

On August 8, 2011, WOFE II entered into a Share Purchase Agreement (the “SPA”) pursuant to which we acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding shares of YantaiTianzheng.  Under the terms of the SPA, WOFE II will purchase such shares from Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu.  The percentage interests owned by Mr. Chi, Ms. Wang and Mr. Yu in YantaiTianzheng, are 60%, 30% and 10%, respectively.  The SPA also contained customary representations, warranties and covenants of the parties.  Mr. Chi (the majority shareholder of YantaiTianzheng) also entered into an agreement related to his employment by YantaiTianzheng, ownership of his future work products and certain confidentiality and non-compete obligations.

The purchase price to be paid for YantaiTianzheng is $35,000,000 in the aggregate.  As of the date of this Annual Report, the purchase price has been paid in full.

The acquisition of YantaiTianzheng marked a major milestone for our company. The acquisition expanded our product lines and allows us to leverage our respective sales and distribution channels. Yantai Tianzheng’s current sales network spans over 15 major provinces, with products sold in over thousands of hospitals across China. In addition, YantaiTianzheng brings additional manufacturing capacity which meets GMP standards and allows us to further expand our production. We consolidated and integrated the two companies’ operations, which provided substantial improvement in the operating efficiency of the combined companies.

Acquisition of Land Use Right

On November 5, 2012, we acquired land use right with respect to a 266,668 square meters parcel of land located in high-tech development district of Laishan. The land use right grants to us the right to use the land for a period of 50 years at a total cost of approximately $19.47 million (RMB120,000,000). We plan to build workshops, a logistics system and a R&D centre on the land to better prepare us for future development.

Defensive Assets

During the year ended June 30, 2013, we suspended plans to develop and manufacture products to be derived from these formulas but intend to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, we have determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. $10,331,414 for the carrying amount of certain other product formulas that we will hold as defensive assets have been reclassified from indefinite life drug formulas during the year ended June 30, 2013. Based on our years of industrial experience and research and development knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so we are amortizing the pharmaceutical formulas as defensive assets over 8 years.

Intangible Asset Impairment

During the second quarter of our 2013 fiscal year, we determined that we will no longer manufacture or seek to develop a market for eight of our products due to a change of our business strategy resulting from our acquisition of YantaiTianzheng. As a result of this decision, the total cost of these ten products, in the amount of $1,688,486, was charged to non-cash impairment loss during the 2nd quarter of the fiscal year ended June 30, 2013.  Even though we incurred an impairment loss for these eight products, we continue to retain a full ownership of these products and can still manufacture them at any time we deem desirable. There are no impairment losses for the year ended June 30, 2014.

Merger of WOFE I with and into WOFE II

On January 17, 2014, we merged WOFE I with and into WOFE II to reduce administrative and tax expenses. In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with WOFE I and Bohai, pursuant to which all rights and obligations of WOFE I relating to Bohai, including all of WOFE I’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II.

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

In addition, on December 7, 2009, Mr. Qu entered into a call option agreement (the “Call Option Agreement”) with Joshua Tan (“Tan”), the sole shareholder of Glory Period, a British Virgin Islands company, which was the majority shareholder of Chance High prior to the share exchange.  The Call Option Agreement became effective upon the closing of the Share Exchange.  Under the Call Option Agreement, Tan shall transfer up to 100% shares of Glory Period within the next 3 years to Mr. Qu for nominal consideration, which would give Qu indirect ownership of a significant percentage of our common stock.  The Call Option Agreement provides that Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s prior written consent. Mr. Qu and Tan entered into an amendment to the Call Option Agreement in August 2014 to extend the exercise period of the call option (originally expiring on December 7, 2014) for an additional  5 years.

Executive Offices

Our headquarters are located at No. 7Tianzheng Road, Laishan District, Yantai, Shandong Province, P.R. China 264003. Our telephone number is +86(535)-685-7928.

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

We believe that the sales of TCM in China reflect the central and still growing role these therapies play in medical care in that nation. According to “China Chinese herbal medicine manufacturing industry sales revenue statistics 2012” from http://www.hdcmr.com, in 2012, total sales revenue for Chinese herbal medicine manufactured in China was approximately $63 billion which accounted for 23.5% of all medicine manufactured in China. In 2012, there were approximately 784 Chinese herbal medicine manufacturers. According to China News, as a result of the increasing wealth of China and an aging population, it is estimated that by 2015, China will be the second largest market in the world and the herbal medicine production value will exceed more than $887 billion.

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

Our Products

Overview

Through our operating subsidiary Bohai, we obtained Drug Approval Numbers for 29 varieties of traditional Chinese herbal medicines in 2005 and an additional 14 varieties in December 2010 through a product acquisition and currently produce 15 TCM pharmaceutical products.  Through our YantaiTianzheng operating subsidiary, we hold 5 additional varieties of traditional Chinese herbal medicines, of which we currently produce two. Of our 7 products in production, 4 are prescription drugs and 3 are OTC products.  All of our products are derived from herbal and organic sources.

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

Fangfengtongsheng Granule. This product is used to treat cold, fever, headache, constipation, measles and eczema.

Zhengxintai Capsule.  This product is used to improve kidney function and treat coronary artery disease and angina.

Of our 7 products currently in production, 4 (Tongbi Tablets, Tongbi Capsules, Fangfengtongsheng Granule and Zhengxintai Capsule) are available only through prescription.

 In addition to the 7 medicines currently in production, we hold the rights to produce 41 other herb-based pharmaceutical formulations which include 20 pharmaceutical formulations we hold as defensive assets, and 21 pharmaceutical formulations that are impaired. We anticipate that we may commence the manufacturing and distribution of one or more of the pharmaceutical formulations we hold as defensive assets when appropriate business conditions develop.

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

During fiscal 2015, we expect to increase marketing and advertising of Lung Nourishing Syrup and Fangfengtongsheng Granule. Sales of these two medicines are expected to grow in fiscal 2015 due to its EDL status and strong demands of drug consumption resulting from health insurance reform in China. In addition to the Lung Nourishing Syrup and Fangfengtongsheng Granule, other substantial contributors to our revenues due to strong demands of drug consumption resulting from health insurance reform in China and our marketing efforts.  Sales of our OTC product BazhenYimu Cream, used to strengthen the immune system, the enhancement of physical strength and conditioning, are also projected to grow in fiscal 2015 due to strong demands of drug consumption resulting from health insurance reform in China.  As our Tongbi Capsule has been included in the EDL for Shandong and Hebei Province, we will focus our marketing efforts in the rural hospitals in other provinces such as Guangdong and Jiangsu during fiscal 2015.

In addition, our Lung Nourishing Syrup, one of our key products, has been included in the new EDL issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, we have another product, Fangfengtongsheng Granule, which was listed in the 2009 version and is again included in the new EDL.

We believe the inclusion on EDL would significantly increase the marketability of Lung Nourishing Syrup based on two reasons as follows:

•

First, the EDL allows for up to 100% insurance coverage by the Chinese government, resulting in price advantage for EDL listed products; and

•

Second, all rural hospitals/clinics and level 2 hospitals in China have been mandated by law to limit their prescriptions to just EDL listed products. The inclusion on the EDL would thus substantially expand the distribution network for Lung Nourishing Syrup, especially in the rural areas, where a majority of China’s population resides.

Furthermore, we will continue to promote two products being sold by YantaiTianzheng under its current marketing strategy combined with our existing national sales efforts. In particular, we expect that sales from Yantai Tianzheng’s top two products (Fangfengtongsheng Granule and Zhengxintai Capsule) will continue to grow in fiscal 2015 due to their exclusive status and/or EDL status.

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

Our strategic initiatives include the following:

Grow Hospital Presence.  We have targeted over 7,500leveled and rural hospitals throughout China for direct marketing of Bohai products in fiscal year 2015.  As part of this initiative, our sales team will expand its marketing activities to educate hospital personnel about our product lines and train hospital employees in the preventative and curative qualities of these products.  The initial focus will capitalize on the best known and most popular of our products, such as Fangfengtongsheng Granule, Lung Nourishing Syrup and Tongbi capsules/Tablets using these as door-openers for our other medicines.

The average marketing cost to “open” each hospital to our products is $1,500.  For our base Bohai business, we are currently targeting the following provinces and the number of hospitals in such provinces indicted below:

Cities And Provinces	Number of Hospitals
Zhejiang	535
Jiangsu	495
Anhui	250
Shandong	945
Sichuan	665
Hunan	305
Fujian	415
Shanghai	310
Hubei	300
Guangdong	520
Chongqing	110
Beijing	225
Shanxi	250
Jiangxi	250
Hubei	750
Henan	310
Yunan	155
Shanxi	225
Liaoning	250
Guangxi	295

Build Awareness of the Lung Nourishing Syrup.  We will continue to primarily target consumers through print advertising to expand awareness of the uses and effectiveness of our Lung Nourishing Syrup.  Our advertising targets smokers and workers with occupational diseases as well as city dwellers exposed to smog.

As described above, we believe the inclusion on EDL would significantly increase the marketability of Lung Nourishing Syrup.

There was no television ad spending for Lung Nourishing Syrup in our fiscal year 2014. By the end of our fiscal year 2014, there are728 level 2 hospitals and 7,473rural hospitals in China currently selling our Lung Nourishing Syrup.

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

Seek Acquisitions of Complimentary Companies or Assets.  We believe that there may be TCM companies (such as YantaiTianzheng) or assets in China that would be complimentary with our current product offerings and which could fit well with our sales and marketing platform.  We may seek to acquire such assets or other companies as a means to grow our revenue and profitability.

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

•

Patent Granted for Lead Product and Tongbi Capsule/Tablet.  We have received patents in the PRC for Lung Nourishing Syrup and Tongbi Capsule/Tablet with its production method. The patents were awarded for a period of 20 years starting from the day of their application. We believe this represents an exceptional market opportunity.

•

Insurance Coverage for Lead Bohai and Yantai Tianzheng Products. Five of our lead products, Lung Nourishing Syrup, Tongbi Capsules and Tablets, Fangfengtongsheng Granule and Zhengxintai Capsule, are listed in the Catalogue Eligible for Medicine Reimbursement as of November 30, 2009. This means that these medicines are eligible for reimbursement under the national health insurance. We will seek to have additional (approximately 2-3) products listed in the catalogue.

•

Low Development Costs.  We enjoy relatively low research and development (including acquisition) costs for our TCM products compared with western pharmaceuticals as our products are derived from recognized formulas.

•

Effective Sales Force. We maintain a highly trained sales force of approximately 136 people as of the date of this Annual Report.

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

Our principal suppliers include Shandong Yantai Medicine Purchasing and Supply Station and Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd. In the fiscal year ended June 30, 2014, one supplier accounted for 23.87% of our purchases of raw materials. Approximately 47.14% of the raw material is purchased from above two suppliers.

Research and Development

The research and development process includes qualitative research, preparation for production and other miscellaneous costs.

At present, we are advancing a number of new drugs through our R&D pipeline.  We have only one full-time employee who is engaged in research and development with an annual staff cost amounting to $9,599, so we are mainly dependent on a third-party, YantaiTianzheng Medicine Research and Development Co., Ltd., to perform research and development for us.  Research and development costs amounted to $277,042 and $7,982 for the years ended June 30, 2014 and 2013, respectively. We currently have two products, namely Forsythia Capsule and Fern Injection, under research and development in association with YantaiTianzheng Medicine Research and Development Co., Ltd. Our Xiqibuxue Granule, a novel treatment for the decrease in white blood cells caused by cancer chemotherapy, is shortly to enter phase two clinical trials. Xiqibuxue Granule is under research and development in association with Shandong Academy of Chinese Medicine.

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

Manufacturing

Although TCM is thousands of years old, we believe that our product manufacturing and procedures are the most modern and up-to-date available.  We employ rigorous standards for product quality control and safety.  The manufacturing facility owned by us is conducted in the city of Yantai in Shandong Province in a state-of-the-art 23,471 square-meter facility that meets or exceeds the latest Good Manufacturing and Quality Management Practice standards (referred to in China as “GMP”).

Of which YantaiTianzheng owns a manufacturing facility with a total area of 10,908.83 square meters (approximately 117,000 square feet) that also meets or exceeds the latest GMP.

GMP standards are the government’s benchmark for pharmaceutical manufacturers in China and must be met for the manufacturer to be eligible to market domestically or enter world markets.  On May12, 2014, we completed a GMP review which included examination of 225 items including development technology, production, quality assurance, quality control, material handling and engineering.  As a result of that review, we were been re-certified for a new five-year period.

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

Our advanced and mechanized facilities utilize controlled, clean-room procedures with sophisticated water filtration and materials processing systems.  The manufacturing staff consists of approximately 407 production employees and approximately 29 quality control inspectors as of June 30, 2014.  We believe that we operated at approximately 60% of our manufacturing capacity during as of June 30, 2014.

In February 2010 and November 2012, we acquired land use right for a parcel of land totaling 333,335 square meters and 266,668 square meters separately in Yantai City which we use as reserve to expand our manufacturing capability.

Marketing, Sales and Distribution

Bohai’s products are sold either by prescription through hospitals or Over the Counter (OTC) through hospitals, local pharmacies and retail drug store chains. Sales and distribution are managed and executed by approximately 136 sales representatives located in 15 offices throughout China as of June 30, 2014. These employees are trained in all details of each product and are encouraged to develop professional relationships with physicians, hospitals and pharmacies in their local areas.

Our distribution and marketing initiatives for the next several years will be focused on achieving the following goals:

Expand hospital presence.  We intend to further develop business in over 7,500 leveled and rural hospitals in provinces we already serve including Shandong, Zhejiang, Jiangsu, Anhui, Sichuan, Hubei and other provinces.  We believe that we will generate additional revenue from the newly developed hospitals in those provinces.  During the fiscal year ended June 30, 2014, we now sells Lung Nourishing Syrup in approximately 728 level 2 hospitals and 7,473 rural hospitals across China. Currently, we sell our products to more than 22,600 hospitals, medical centers in more than 20 provinces and special districts in China.

Expand distribution to the rural market.  We believe that the Chinese government’s expansion in 2009 of national medical insurance reimbursement coverage to the rural population provides us with new and largely untapped markets.  Some of our products, namely Lung Nourishing Syrup, Tongbi Capsules and Tongbi Tablets, have been listed in government’s New National Medical Insurance Catalogue as of November 30, 2009, and we expect to gain a competitive advantage in these newly accessible rural markets.  With the more than 2,270 level 2 hospitals, medical centers and 20,000rural hospitals to our national distribution network during the fiscal year ended June 30, 2014, we expect considerable growth in our sales in the rural market.

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

Intellectual Property

We market our products under the trademark “Xian Ge” which is registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce.  Currently, another company is licensed to utilize our registered trademark “Xian Ge”.  We have also received patents in the PRC for our Lung Nourishing Syrup and Tongbi Capsule/Tablet with their production method.

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

Under SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain GMP Certificate.  We hold a GMP Certificate (No. SD20140220), which was issued by Shandong Branch of SFDA on May 12, 2014 and a GMP Certificate (No. Lu L0763), which was issued by Shandong Branch of SFDA on November 15, 2010 for YantaiTianzheng.  Because our manufacturing facility has obtained the National GMP Certificate, we are authorized to produce products in seven modes which are tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on May 11, 2019 for us and on November 14, 2014 for Yantai Tianzheng and we will seek to renew the certificate before its expiration date.

We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit expires on December 31, 2010 and was renewed through December 31, 2015.  YantaiTianzheng  holds a Permit for the Production of Medicine (Lu 20100140) issued by Shandong Branch of SFDA on January 1, 2011 which allows Tianzheng  to engage in the production of tablets, capsules, and granules.  Such permit expires on December 31, 2015.

The Permit for the Production of Medicine and GMP certificates are each valid for a term of five years and must be renewed before their expiration.

We obtained a Drug Approval Number for each of our products in 2004. The valid terms of such Drug Approval Numbers have been extended through September 2015.

In China, it usually takes at least eight years to have a new drug formula be invented, tested, and approved for production, get a certification and sales to the market by the government. The whole process of getting a certificate from the government generally takes one and a half to two years. The governmental approval process in China’s newly developed health product is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations to verify if the product has the specified functions as stated by the company producing the product. A report will be issued by the clinical testing agent confirming or negating such functions. It generally takes approximately six months to one year for the report to be issued. This report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sales and marketing of the product in China.

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

Environment Regulation

As of the date of this Annual Report, we believe we are in compliance with the Environmental Protection Law of the PRC, as well as applicable local regulations (including the City of Yantai, where both Bohai and YantaiTianzheng are located).  In addition to compliance with PRC laws and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.  Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.  In the event we fail to comply with applicable laws, we may be subject to penalties.

Properties

Our corporate headquarters is located at No. 7 Tianzheng Road, Laishan District, Yantai, Shandong Province, China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.

We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we used to maintain our manufacturing facility. We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we used to maintain a manufacturing facility. Along with the development and urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect the costs associate with relocation and other related expenses will be reimbursed by the local government. In May 2014, the above mentioned manufacturing facility has moved to the new workshop building in Tianzheng, Laishan.

With a view to the boom in building has resulted in the local land being more valuable, we acquired two new land use rights as reserve for expanding manufacturing capability.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters located in the high-tech development district of Laishan for RMB 97,500,000 (approximately $14,480,284).  As of March 31, 2011, this purchase price was paid in full. We have not obtained a land use right certificate for this land use right as of June 30, 2014.

On November 5, 2012, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 266,668 square meters located in the high-tech development district of Laishan for RMB 120,000,000 (approximately $19.42 million).  As of June 30, 2014, we have paid in full the remaining installment payment of RMB 40,000,000 (approximately $6.47 million). On November 12, 2013, we obtained the land use right certificate.

YantaiTianzheng owns a land use right for a total area of 33,503 square meters at its current manufacturing located at No 7Tianzheng Road, Laishan District, Yantai, China 264003. Its manufacturing facility has approximately a total area of 23,471 square meters (approximately 252,648 square feet) that also meets or exceeds the latest GMP.

Employees

All of our employees are located in China. As of the date of this Annual Report, we have approximately 660 employees, including approximately 136 sales representatives, operating from 15 offices throughout China. There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

 We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, we contributed approximately $326,117, $418,907 and $317,015 for the fiscal years ended June 30, 2012, 2013 and 2014, respectively. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Offices in China

Our executive office is located at No. 7Tianzheng Road, Laishan District, Yantai, Shandong Province, P.R. China 264003. Our telephone number is +86(535)-685-7928

January 2010 Share Exchange and Private Placement Transaction

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

Registration Rights Agreement.  In connection with the private placement, we entered into the Registration Rights Agreement with the Investors which sets forth the rights of the Investors to have the shares of common stock underlying the Notes and Warrants issued in the private placement registered with the SEC for public resale.  Such registration statement was declared effective by the SEC on August 12, 2010, and a post-effective amendment to this registration statement was declared effective in August 2014.

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

Contractual Arrangements with Bohai and their Shareholders

On January 9, 2008, our company was incorporated under the laws of the State of Nevada under the name Link Resources Inc. On July 2, 2009, we established our wholly owned subsidiary, Chance High International Limited., in Hong Kong. Other than our equity interest in Chance High, we do not own any assets or conduct any operations. On November 23, 2009, Chance High established one wholly owned subsidiary, YantaiShencaojishi Pharmaceuticals Co., Ltd. (“WFOE” or “Shencaojishi”) in Yantai, Shandong Province of PRC. Other than Shencaojishi, Chance High does not own any assets or conduct any operations. Shencaojishi was formed to operate YantaiBohai Pharmaceuticals Group, Inc. (the “Domestic Company” or “YantaiBohai”) by contract.

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

Consulting Service Agreement. Bohai and the WFOE has entered into a Consulting Services Agreement, which provides that the WFOE will be the exclusive provider of technology services to Bohai and Bohai will pay all of its net income based on the quarterly financial statements to the WFOE for such services.  Any such payment from the WFOE to us would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”

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

We believe that our cash on hand, together with cash generated from our operations, will be sufficient to fund our projected operations for at least the next 12 months. It is likely however that in the future we will require substantial funds in order to:

•

pay down the principal and interest on our convertible notes, which is due on April 5 , 2016 and the principal amount of $5,216,025 was not paid as of the release date of this Annual Report;

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

We have significant payments that we are required to make in connection with our acquisition of YantaiTianzheng.

On August 8, 2011, through WOFE II, , we entered into a Share Purchase Agreement (the “SPA”) pursuant to which WOFE II acquired, from the three individual holders thereof, one hundred percent (100%) of the outstanding equity interests (the “Shares”) in YantaiTianzheng.

Pursuant to the SPA, the purchase price to be paid by WOFE II for the Shares is $35,000,000 in the aggregate.  Pursuant to the SPA, the purchase price is payable in cash in four installments within 18 months after the execution of the SPA.  As of the date of this Annual Report, the last installment of $5 million has been paid in full.

We currently believe that we will generate sufficient cash flow from operations and have access to the capital funding (either through debt or equity issuances) necessary to meet our payment requirements under the Conversion Loan.  However, there is a significant risk that we may not generate sufficient cash flow from operations or otherwise have access to financing on favorable terms, or at all. Failure to make the Conversion Loan payments when due would result in an event of default with respect to such obligations and could result in substantial monetary damages, which could cause a material deterioration in our financial condition or operating results.

We have significant payment obligations under the Convertible Notes due April 5, 2016, and we continue to face difficulties in converting our cash on hand from RMB to US Dollars in order to make payment under the Notes. Any non-payment of the Notes when due in the absence of an extension of the maturity date would constitute event of default under the Notes, and our financial condition may be adversely affected.

As of the date of this Annual Report, we have outstanding Convertible Notes in the aggregate amount of approximately $5,216,025, all of which is due April 5, 2016. We had previously established an RMB denominated escrow account in China and deposited into such escrow account the remaining outstanding amount of the Notes. As of the date of this Annual Report, the escrow account remains in place and we continue to work on converting RMB to Dollars in order to make payments under the Notes.  Any non-payment of the Notes when due would constitute an event of default under the Notes. In such event, we might be subject to, among other things, non-payment claims of the Note holders, and our financial condition may be adversely affected.

We have not yet developed comprehensive independent corporate governance.

Although we have formed audit, compensation, and nominating committees of our board of directors, we are inexperienced in formal U.S. corporate governance procedures.  A lack of functioning independent controls over our corporate affairs may result in potential or actual conflicts of interest between Mr. Qu and our shareholders.  We presently have no policy to resolve such conflicts.  The absence of customary standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We have been heavily dependent on sales of certain key products.

Five of our products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Granule represented approximately 28.8%, 16.7%, 17.2%, 11.8% and 23%, respectively, of total sales for the year ended June 30, 2014.We expect that a significant portion of our future revenue will continue to be derived from sales of these five products.  If one or more of these products were to become subject to a problem such as loss of Certificates of Protected Variety of Traditional Chinese Medicine, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the negative impact on our revenues could be significant.  We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by State Food and Drug Administration of China (“SFDA”) for Tongbi Capsules and Shangtongning Tablets which gave exclusive or near-exclusive rights to manufacture and distribute these two medicines.  These certificates expired in September 2009, and the SFDA approved our request to extend the protection period for Tongbi Capsules to September 13, 2016. Fangfengtongsheng Granule is in the process of applying for protection status and its application for protected status was received by SFDA on June 30, 2010. Zhengxintai renewed its protected status in January 2012 and will expire on August 9, 2017. We cannot assure you that we will be granted or will be able to renew the Certificate of Protected Variety of Traditional Chinese Medicine in the future and our failure to obtain such protection, or the loss of such protection, will have a material adverse effect on our revenues.  If we are unable to obtain or maintain such approvals, these products can be manufactured and sold by other pharmaceutical manufacturers in China once the relevant protection periods lapse, which would increase our competition and potentially have an adverse effect on our sales.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive and negatively impact our business.

We regard our trademarks, trade secrets, patents and similar intellectual property as critical to our success.  We hold the trademark “Xian Ge” registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce with a valid term effective through March 27, 2020.  We have received patents in the PRC for Lung Nourishing Syrup and Tongbi Capsule/Tablet with their production method.  If we are unable to obtain or maintain registered intellectual property protections for our proprietary products or methods, these products or methods could be infringed upon, which could materially adversely affect our business.

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

The availability of sales of counterfeits of our products in China could adversely impact our sales and potentially damage the value and reputation of our brands.  For example, we discovered evidence of a counterfeit Tongbi Capsule sold in China which we believe infringes on our intellectual property rights in 2010. We have addressed this situation with applicable PRC authorities and do not believe it will adversely affect our company, but similar situations may arise in the future which could adversely impact our sales, profitability and brand value.  We have received a patent for Tongbi Capsule/Tablet in year 2012.  Additionally, consumers who mistake counterfeit Tongbi Capsules/Tablet or counterfeits of our other products for our products may attribute quality and efficacy deficiencies in the counterfeit product to our brands and discontinue purchasing our brands, which would have an adverse effect on our sales and profitability.

We face competition in the pharmaceutical market in the PRC and such competition could cause our sales revenue and profits to decline.

Pursuant to rules promulgated by SFDA in China, pharmaceutical manufacturers are required to obtain and maintain effective certificates of Good Manufacturing Practices Certification (“GMP”). . According to SFDA, there were approximately 19,000 pharmaceutical manufacturing companies in the PRC as of the end of 2010, 523 of which had ceased production due to failure to satisfy new GMP requirements. We successfully renewed our GMP certification in May 2014.  The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market.  Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

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

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes.  There is no assurance that our competitors’ new products, technologies and processes will not render our company’s existing products obsolete or non-competitive.  Our company’s competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  Our company’s failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.  It is likely that our efforts to grow our products lines will be focused on acquisitions of such products from third parties and R&D of new products.  There are many risks attendant to the acquisition of assets or companies, including availability, pricing, competition and, if acquisitions are consummate, integration.  If we are unable to so acquire and integrate new products, our revenue and profitability may suffer.

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if ever at all.

We do not presently rely on research and development activities as our business is focused on expanding sales of our existing products.  However, in the future, the research and development of new products may play an important role for our company.  Development of new products requires significant research, development and clinical testing efforts, and we currently have limited resources to devote to and limited capabilities to conduct the development of new products.  At present, we have only one full-time employee who is engaged in research and development with an annual staff cost amounting to $9,599, so we are mainly dependent on a third-party, YantaiTianzheng Medicine Research and Development Co., Ltd., to perform research and development for us. Research and development costs amounted to $277,042 and $7,982 for the years ended June 30, 2014 and 2013, respectively. We currently have two products, namely Forsythia Capsule and Fern Injection, under research and development in association with YantaiTianzheng Medicine Research and Development Co., Ltd. Our Xiqibuxue Granule, a novel treatment for the decrease in white blood cells caused by cancer chemotherapy, is shortly to enter phase two clinical trials. Xiqibuxue Granule is under research and development in association with Shandong Academy of Chinese Medicine. If research and development activities become more important for us, and if we or third parties that we retain are unable to perform research and development successfully, our business and results of operations could be negatively impacted.

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

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry.  We have obtained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing and distribution of pharmaceutical products in the PRC.  Some of the permits and license have expired or are about to expire.  We hold a Permit for the Production of Medicine (Lu Zb20050330) issued by Shandong Branch of SFDA on January 1, 2006 which allows us to engage in the production of tablets, capsules, granules, syrup, concentrated decoctions, tincture (for oral use) and medical wine.  Such permit, as renewed, expires on December 31, 2015.  We also hold a GMP Certificate (No. SD20140220) issued by Shandong Branch of SFDA on May 12, 2014, the scope of inspection of which is tablets, capsules, granules, syrup, concentrated decoctions, tincture and medical wine.  Such certificate expires on May11, 2019.The Permit for the Production of Medicine and GMP certificates are each valid for a term of five years and must be renewed before their expiration.  We hold a Drug Approval Number (“DAN”) for each of our products.  Our license to produce medical wine, as renewed, has a term valid through December 31, 2015.

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

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.  For example, we are currently paying social insurance for our 260 full-time employees.  We also currently have approximately 136 sales representatives that we believe we are not required to pay social insurance for as these sales representatives are not legally employees of ours, but are rather independent contractors. We have not paid social insurance for 271 of our full-time employees whose personal identification files cannot be transferred to us since they are not registered residents in Yantai, Shandong Province, and as an alternative we have paid these employees compensation included in their monthly salary with an amount equals to the amount of monthly social insurance that we are required to pay and the employees could pay the social insurance by themselves. We believe these employees have been covered by social insurance and we are not required to make any contributions to the government in addition to the amount we have paid to these employees.  However, our interpretation of these requirements may be wrong, and the PRC regulatory authorities may not take the same view as we do on this subject.  If the PRC regulatory authorities take the view that we are required to pay social insurance for our independent contractors or other employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply.  In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.  The total cost of these payments and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

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

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products.  The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products other than Tongbi Capsules, Lung Nourishing Syrup and Fangfengtongsheng Granule are subject to such price controls as of the date of this Annual Report and we prices our medicines well under government-mandated caps. There is no assurance that whether our other products will remain unaffected by the price control.  Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares.  The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

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

•

imposing economic penalties;

•

discontinuing or restricting the operations of WOFE or Bohai;

•

imposing conditions or requirements in respect of the VIE Agreements with which WOFE may not be able to comply;

•

requiring us to restructure the relevant ownership structure or operations;

•

taking other regulatory or enforcement actions that could adversely affect our business; and

•

revoking the business license and/or the licenses or certificates of WOFE, and/or voiding the VIE Agreements

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  If we borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our company by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our ability to obtain foreign exchange through debt or equity financing. In particular, the Notes are currently past due on an extended maturity date of April 5, 2013. We are working with Euro Pacific as representative of the investors on a fifth amendment to the Notes which would further extend the maturity date of the Notes to April 5, 2014. As of the date of this Annual Report, no written agreement has been entered into in this regard. Because we faced (and continue to face) difficulties in converting our cash on hand from RMB to US Dollars and in turn remitting such amount outside China for purpose of the Note payments. We cannot assure you that this issue will not continue in the future.

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

In November 2005, SAFE issued a public notice, known as Circular 75, concerning foreign exchange registrations that are required in order to use offshore holding companies in mergers and acquisitions in China.  The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities.  The public notice also suggested that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company.  PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

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

Our principal shareholder, Glory Period, is 100% owned by Joshua Tan, a Singapore citizen.  As of the date of this Annual Report, Glory Period holds approximately 50% of our outstanding common stock.  Mr. Tan and Mr. Qu (the principal founder of Bohai and our Chairman, President and Chief Executive Officer) entered into the Call Option Agreement on December 7, 2009 by which Mr. Qu has an option to acquire all the issued and outstanding shares of Glory Period within three years for nominal consideration. Both Parties entered into an amendment to the Call Option Agreement in August 2014 to extend the exercise period of the call option (originally expiring on December 7, 2014) for an additional 5 years.  Chance High, as the wholly owned subsidiary of our company, formed WOFE on November 23, 2009 and WOFE obtained effective and substantial control over Bohai further through executing the VIE Agreements on December 7, 2009 by and among WOFE, Bohai and the three Shareholders of Bohai (including Mr. Qu).  The PRC regulatory authorities may take the view that entry into the VIE Agreements by WOFE and Bohai resulting in Mr. Qu, a PRC resident becoming the majority owner and effective controlling party of our company which acquired 100% indirect ownership of Bohai.  The PRC regulatory authorities may also take the view that the relevant parties should fully disclose to SAFE or MOC of the overall restructuring arrangements, the existence of the Share Exchange and related VIE Agreements.  If the PRC regulatory authorities take the view that the Share Exchange and VIE arrangement constitutes a reverse ,merger or round-trip investment under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOC.

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

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking, and other control systems.  Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other  applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

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

We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we used to maintain our corporate headquarter. Along with the development and the urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We have not obtained a land use right certificate for one parcel of land of 333,335 square meters that is located in the high-tech development district of Laishan and that was purchased on February 22, 2010. Registration of this land use right certification is still in process. On November 12, 2013, we obtained the land use right certificate for one parcel land of 266,668square meters that is located in the high-tech development district of Laishan and that was purchased on November 5, 2012.We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect that the costs associate with relocation and other related expenses will be reimbursed by the local government.

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

The post-effective amendment to the registration statement covering the shares of common stock underlying the Notes and Warrants may not remain effective, which could impact the liquidity of our common stock.

Under the terms of our January 2010 Registration Rights Agreement, we are obligated to include the shares of common stock underlying the Notes and Warrants in an effective registration statement or a post-effective amendment thereto.  We intend to use our best efforts to keep the post-effective amendment to the registration statement current, but we may not be able to do so.  If the post-effective amendment is not current in the future, we will incur penalties and investors’ ability to sell the shares of common stock underlying the Notes and Warrants will be limited, which would have a material adverse effect on the liquidity of our common stock.

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

Pursuant to the terms of the Registration Rights Agreement and Securities Purchase Agreement, we agreed to file a registration statement with the SEC to register the common stock underlying the Notes, Warrants and Placement Agent Warrants for public resale.  All of such shares may be freely sold and transferred following conversion or exercise of the Notes and Warrants if such registration statement remains effective.  Additionally, concurrently with the closing of the Private Placement, we engaged in a Share Exchange, and following the Share Exchange, the former shareholders of Chance High (other than Glory Period) may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to such registration statement or SEC Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  As of the date of this Annual Report, 1% of our issued and outstanding shares of common stock equal approximately 19,249,285 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Description of Properties.

Our corporate headquarters is located at No. 7 Tianzheng Road, Laishan District, Yantai, Shandong Province, China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.

We have a land use right, expiring in 2047, for a total of approximately 30,637 square meters of land, on which we used to maintain our manufacturing facility. We currently have not obtained the land use right certificate for a piece of land located in Xingfu Twelve Village of Zhifu District with the area of 11,222 square meters, on which we used to maintain a manufacturing facility. Along with the development and urban planning of Yantai City, the approved use of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by us is suspended until the completion of the planning. We cannot assure you that we will eventually obtain the land use right certificate for these parcels. If we are asked by the local government to relocate our facility, we expect the costs associate with relocation and other related expenses will be reimbursed by the local government. In May 2014, the above mentioned Bohai manufacturing facility has moved to the new workshop building in Tianzheng Laishan.

With a view to the boom in building has resulted in the local land being more valuable, the company acquired two new land use rights as reserve for expanding manufacturing capability.

On February 22, 2010, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 333,335 square meters located in the high-tech development district of Laishan for RMB 97,500,000 (approximately $14,480,284).  As of March 31, 2011, this purchase price was paid in full. We have not obtained a land use right certificate for this land use right as of June 30, 2014. Registration of this land use right certification is still in process

On November 5, 2012, we entered into a land-use right purchase agreement with Shandong Yantai Bureau of Land and Resources, pursuant to which we acquired the land use right for a parcel of land totaling 266,668 square meters located in the high-tech development district of Laishan for RMB 120,000,000 (approximately $19.42 million).  As of June 30, 2014, we have paid in full for the remaining installment payment of RMB 40,000,000 (approximately $6.47 million).On November 12, 2013, we obtained the land use right certificate.

YantaiTianzheng owns a land use right for a total area of 33,503 square meters at its current manufacturing located at No.7Tianzheng Road, Laishan District, Yantai, China 264003. Its manufacturing facility has approximately a total area of 23,471 square meters (approximately 252,648 square feet) that also meets or exceeds the latest GMP.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5.   Market for Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information.

Our common stock was listed for quotation on the OTCQB under the symbol “BOPH.” From January 9, 2008 until February 8, 2010, our common stock was listed for quotation on the OTCBB under the symbol “LINK”.  Starting July 24, 2012, our common stock is listed for quotation on the OTCQB only. The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our common stock as reported on the OTCBB/OTCQB.  Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	High	Low
2013 by Quarter
July 1, 2012 - September 30, 2012	$ 0.85	$ 0.51
October 1, 2012 - December 31, 2012	$ 0.80	$ 0.41
January, 2013 - March 31, 2013	$ 0.71	$ 0.40
April 1, 2013 - June 30, 2014	$ 0.68	$ 0.41

2014 by Quarter
July 1, 2013 - September 30, 2013	$ 0.51	$ 0.40
October 1, 2013 - December 31, 2013	$ 0.54	$ 0.20
January, 2014 - March 31, 2014	$ 0.88	$ 0.36
April 1, 2014 - June 30, 2014	$ 1.94	$ 0.70

Holders

As of October 14, 2014, there were 19,249,285 shares of our common stock outstanding held by approximately198 shareholders of record. The number of our shareholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our audited consolidated financial statements for years ended June 30, 2014 and 2013, and should be read in conjunction with such financial statements and related notes included in this Annual Report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine (“TCM”). We are based in the city of Yantai, Shandong Province, China and our operations are exclusively in China.

Our medicines address rheumatoid arthritis, viral infections, gynecological diseases, cardio vascular issues and respiratory diseases. Our initial operating subsidiary, YantaiBohai Pharmaceuticals Group Co., Ltd. (“Bohai”) obtained Drug Approval Numbers (“DANs”) for 29 varieties of traditional Chinese herbal medicines in 2005, and an additional 14 varieties in December 2010. Through our acquisition of YantaiTianzheng in August 2011, we obtained DANs for another 5 varieties in August 2011. We currently produce 7 varieties of approved traditional Chinese herbal medicines in seven delivery systems: tablets, granules, capsules, formulations, concentrated powder, tincture and medicinal wine. Of these 7 products, 4 are prescription drugs and 3 are over the counter (“OTC”) products.

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (“NRDL”), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (“EDL”) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, we have another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and is again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. YantaiTianzheng owns five prescription products approved by the State Food and Drug Administration of China (“SFDA”) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

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

Our current organizational structure is summarized below:

 c

Recent Developments

On November 5, 2012, we acquired a land use right with respect to a 266,668 square meters parcel of land located in high-tech development district of Laishan. The land use right grants to us the right to use the land for a period of 50 years at a total cost of approximately $19.44 million (RMB120,000,000). We plan to build workshops, a logistics system and a R&D center on the land to better prepare us for future development.

On May 5, 2014, Bohai has relocated its manufacturing facilities to YantaiTianzheng in Laishan. As of June 30, 2014, our headquarters, Bohai’s manufacturing facility and Yantai Tianzheng’s manufacturing facilities are all located in Laishan.

On January 17, 2014, we merged WOFE I with and into WOFE II. In connection with the merger, and in accordance with relevant PRC laws and regulations, WOFE II entered into an assignment agreement with Shencaojishi and Bohai, pursuant to which all rights and obligations of Shencaojishi relating to Bohai, including all of Shencaojishi’s rights and obligations under each of the VIE Agreements, were assigned in full to WOFE II.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the years ended June 30,
	2014	2013
Tongbi Capsules	28.8%	30.5%
Fangfengtongsheng Granule	23.0%	18.6%
Tongbi Tablets	16.7%	12.6%
Zhengxintai Capsule	11.8%	12.5%
Lung Nourishing Syrup	17.2%	18.4%
Other Products	2.5%	7.4%
Total Sales	100%	100%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top five products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave us exclusive or near-exclusive rights to manufacture and distribute these two medicines. Tongbi Capsules’ certificates expired in September 2009. We filed an application for extending the protection period on March 12, 2009 and received certification extension until September 13, 2016. Lung Nourishing Syrup received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027.TongbiCapsule and Tongbi Tablet received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on May05, 2032.

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

Operating Results

Comparison of the years ended June 30, 2014 and 2013

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the year ended June 30, 2014. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of YantaiTianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the year ended June 30, 2014 increased by $23,293,321, or 15.3%, to $175,086,238 as compared to $151,792,917 for the year ended June 30, 2013. Net revenues were $114,133,888 and $60,952,350 for Bohai and YantaiTianzheng, respectively, for the year ended June 30, 2014. Net revenues were $103,393,264 and $48,399,653 for Bohai and YantaiTianzheng, respectively, for the year ended June 30, 2013.

The increase in Bohai’s revenue was primarily due to a net increase in revenues of 15.2% from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 96.3% of our total net revenues for Bohai for the year ended June 30, 2014. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 90.2% of our total net revenues for Bohai for the year ended June 30, 2013. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009.

The increase in Tianzheng’s revenue was primarily due to a net increase of 26.6% in revenue derived from two leading drug formulas in Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule.

The increase in our revenue is primarily due to increase in market demand for our key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to the patients.

The sale of our prescription drug products for the year ended June 30, 2014 represented 80% of total net revenue compared to 78% for the same period in last year.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the year ended June 30, 2014 was $42,376,170 as compared to $37,196,569 for the year ended June 30, 2013, representing an increase of $5,179,601, or 13.9%. Cost of revenues were $26,022,108 and $16,354,062 for Bohai and YantaiTianzheng, respectively, for the year ended June 30, 2014. Cost of revenues were$23,684,243 and $13,512,326for Bohai and YantaiTianzheng, respectively, for the year ended June 30, 2013. The increase in cost of revenues for the year ended June 30, 2014, compared to the same period in 2013, was mainly due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $132,710,068 for the year ended June 30, 2014, as compared to $114,596,348 for the same period in 2013, representing an increase of $18,113,720, or 15.8%, over the same period in 2013. The increase of the gross profit is mainly due to increased revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 0.30% from 75.50% to 75.80% in the year ended June 30, 2014, as compared to the same period in 2013.

Operating Expenses

Our operating expenses increased by $12,580,557, or 14.3%, to $100,298,723, for the year ended June 30, 2014, as compared to $87,718,166 for the same fiscal period in 2013. The overall increase in selling, general, and administrative expenses was mainly due to increased sales commissions in line with an overall increase in sales activities, and increased depreciation and amortization expenses. The percentage of operating expenses to net revenues was 57.3% and 57.8% for the years ended June 30, 2014 and 2013, respectively, representing a decrease of 0.5% as a percentage of net revenues.

Sales commissions increased by $13,606,386, or 18.0%, to $89,021,050 for the year ended June 30, 2014, as compared to $75,414,664 for the same fiscal period in 2013. Sales commissions accounted for 50.8% and 49.7% of the net revenue for the years ended June 30, 2014 and 2013, respectively. The increase in commission is due to increased sales and increased collection of accounts receivable resulting from ramped up sales and collection efforts during the year ended June 30, 2014 compared to the same period last year.

Depreciation and amortization expenses in operating expenses decreased by $71,689, or 2.7%, to $2,541,351 for the year ended June 30, 2014, as compared to $2,613,040 for the same fiscal period in 2013, mainly due to the increased amortization of a newly purchased land use right for a parcel of land in November 30, 2012.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $856,001 for the year ended June 30, 2014 compared to total other expenses of $734,374 for the period ended June 30, 2013, an increase of total net other expenses of $121,627. The increase in total other expenses were principally due to a decrease of $1,211,236 of other income in change of fair value of derivative liabilities, and an increase of $319,180 for interest expense, offset by increased other income of $1,263,527. The increase of interest expenses was mainly due to increased short term loan for the year ended June 30, 2014. The decrease of non-cash income in fair value of warrants is due to the expiration of warrants on January 5, 2013, thus the fair value of derivative instruments became zero thereafter. The increased other income is mainly because exchange gain of $1,215,902which is caused by the difference of acquisition payable using different exchange rate as of agreement date and as of June 30, 2014.

On June 30, 2012, our Chinese operating subsidiary Bohai determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, we entered into a series of amendments to the notes with Euro Pacific, as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2016 and among other things, that (i) the interest of the convertible notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to our common stock pursuant to Section 5 of the Notes) will be paid by cash as soon as practicable after the date of consummation of a financing by us conducted in the U.S. with net proceeds to us of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of our common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, we will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.00 per share. The outstanding balance of the notes amounted to $7,435,800 and $8,464,500 as of June 30, 2014 and June 30, 2013, respectively.

Provision for Income Tax

Our provision for income taxes for the year ended June 30, 2014 and 2013 were $9,666,129 and $7,020,291, an increase of $2,645,838, or 37.7%, for the year ended June 30, 2014 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 31% and 27% for the years ended June 30, 2014 and 2013, respectively.

Net Income

We had a net income of $21,889,215 for the year ended June 30, 2014, as compared to net income of $19,123,517 for the year ended June 30, 2013, an increase in net income of $2,765,698, or 14.5%. This translates into basic earnings per common share of $1.22 and $1.07, and diluted earnings per common share of $1.02 and $0.91, for the year ended June 30, 2014 and 2013, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $18,113,720, offset by an increase in operating expenses of $12,580,557 in the year ended June 30, 2014 compared to the same period in 2013.

Net income margin was 12.5% for the year ended June 30, 2014 as compared to net income margin 12.6% for the same period last year, a decrease of 0.1%. The decrease was mainly due to the increased selling and general and administrative expenses and increased other expense offset by the increase of gross income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for working capital. As of June 30, 2014, we had cash and cash equivalents of $23,308,715 and restricted cash of $12,623,467, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the years ended June 30,
	2014	2013
Net cash provided by operating activities	$ 25,006,067	$ 20,563,149
Net cash used in investing activities	(11,088,492)	(37,503,032)
Net cash provided by financing activities	4,039,163	5,127,824
Effect of foreign currency translation on cash and cash equivalents	(1,595,995)	373,743
Net increase (decrease) in cash and cash equivalents	$ 16,360,743	$ (11,438,316)

Net Cash Provided By Operating Activities

Net cash provided by operating activities totaled $25,006,067for the year ended June 30, 2014 as compared to net cash provided by operating activities of $20,563,149 for the year ended June 30, 2013. The increase in net cash provided by operating activities, for the year ended June 30, 2014 compared to the same period 2013, was primarily due to increased net income of $2.8 million, increased depreciation and amortization of $0.3 million, decreased gain from change in fair value of derivative liabilities of $1.2 million, and less increase of $5.5 million in accounts receivables, offset by increased purchase of inventories of $2.8 million, and decreased impairment of intangible assets of $1.7 million.

Net Cash Used In Investing Activities

Net cash used in investing activities was $11,088,492for the year ended June 30, 2014 as compared to net cash used in investing activities of $37,503,032 for the year ended June 30, 2013. The net decrease in cash used in investing activities was mainly due to less cash payment of approximately $15.3 million made for our YantaiTianzheng acquisition, less cash payment of approximately $3.5 million for property, plant and equipment acquisition, less cash payment of approximately $1.3 million for deposit for property, plant and equipment deposits, and less cash payment of approximately $6.3 million for land use rights payments during the year ended June 30, 2014 compared to the same period in 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,039,163 for the year ended June 30, 2014 as compared to net cash provided by financing activities of $5,127,824 for the same period in 2013. The reason for the decrease in cash provided by financing activities was mainly due to more net payments from short-term loan and notes payable of $4.7 million, offset by net increased of restricted cash of $2.8 million during the year ended June 30, 2014 compared to the same period in 2013. The short-term loan and note payable credit facility are all following the execution of third party guaranty arrangements.

Cash Position

As of June 30, 2014, we had cash of $23,308,715 as compared to $6,947,972 as of June 30, 2013, an increase of $16,360,743.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will require cash to meet certain obligations described under “Obligations under Material Contracts” below, in particular the payment of the principal and interest on our convertible notes for which the principal amount of $7,435,800 was not paid as of the date of this report.

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

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WOFE II, YantaiTianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP. The Company adopted FASB Accounting Standards Codification (“ASC”) 810- 10 -15-14 and also ASC 810- 10 -05-8, which requires that a VIE be consolidated if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decisions on all operating activities of the VIE. The Company controls Bohai through the VIE Agreements described in Note 1, under the following series of agreements entered into on December 7, 2009.

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

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2014	June 30, 2013
Total current assets*	$ 83,930,195	$ 58,857,580
Total assets*	154,570,385	130,683,952
Total current liabilities**	28,442,197	24,065,824
Total liabilities**	$ 32,438,616	$ 27,729,581

*           Includes intercompany accounts in the amounts of $37,511,591 and $26,417,979 in current assets as of June 30, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,426,786 and $4,372,634 in current liabilities as of June 30, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, Hongkong and a checking account in the United States of America that principally consist of demand deposits. We also have restricted cash accounts in the United States and the PRC that include funds designated for interest payments due to convertible note holders and for use in investor relations programs pursuant to a securities purchase agreement.

Restricted Cash

Escrow account balances amounted to $12,623,467 and $12,574,051 as of June 30, 2014 and June 30, 2013, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of June 30, 2014 and June 30, 2013, there was $7,750,568 and $7,720,232 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $9,745,795 and $9,707,638 as of June 30, 2014 and June 30, 2013, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of June 30, 2014 and June 30, 2013, there was $4,872,899 and $4,853,819cash restricted for this purpose.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of June 30, 2014 and June 30, 2013, management does not believe that any inventory reserves are necessary.

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

During the year ended June 30, 2013, we determined that we would no longer manufacture or seek to develop a market for ten of our products due to a change in our business. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the year ended June 30, 2013. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of approximately $10 million (RMB 63,855,371) to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that these formulas have an estimated useful life of 8 years as defensive assets.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The common stock purchase warrants have expired as of June 30, 2013 and we did not issue any warrants during the year ended June 30, 2014.

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

ASC 825-10 “Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value the Company’s derivative liabilities.

The following table reflects gains and losses for the years ended June 30, 2014 and 2013 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$ 1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of June 30, 2014	$ -

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The year ended June 30, 2014	The year ended June 30, 2013
Period end US$: RMB exchange rate	6.1565	6.1807
Average periodic US$: RMB exchange rate	6.1438	6.2767

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

-

Persuasive evidence of an arrangement exists;

-

Delivery has occurred or services have been rendered;

-

The seller’s price to the buyer is fixed or determinable; and

-

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note16). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts agreeing on performing researches on two pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months, respectively. These three contracts amount to $243,380 (RMB 1,500,000), that has been fully paid as of June 30, 2014. Research and development costs amounted to $244,149 and $7,982 for the years ended June 30, 2014 and 2013, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $1,033,266 and $1,011,367 for the years ended June 30, 2014 and 2013, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $737,111 and $95,477 for the years ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

Obligations under Material Contracts

The following table summarizes our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 years	6 Years+
Convertible notes	$ 7,435,800	$ -	$ 7,435,800	$ -	$ -
Construction payable	2,446,560	2,446,560		-	-
Total Contractual Obligations:	$ 9,882,360	$ 2,446,560	$ 7,435,800	$ -	$ -

Other than discussed above, there are no other foreseeable material commitments or contingencies as of June 30, 2014.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the year ended June 30, 2014. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein Pinchuk LLP and Parker Randall CF(H.K.) CPA Limited, our independent registered public accounting firms, are set forth on pages F-1 through F-26 of this Annual Report.

Item 9.  Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

Effective September 15, 2014, the Company dismissed its independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP (“Marcum”) effective immediately.  The dismissal was approved by the Board of Directors (the “Board”) of the Company.

Marcum was engaged as the independent registered public accounting firm on June 24, 2011 (such period from June 24, 2011 through Marcum’s dismissal, the “Engagement Period”). During the Engagement Period, Marcum did not issue any reports on the Company’s financial statements that contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2013 and June 30, 2014 and through the Engagement Period, there were (i) no disagreements with Marcum on any matter of accounting  principles or practices,  financial statement  disclosure, or auditing scope or procedure, which disagreements if not  resolved  to the  satisfaction  of Marcum would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the following:

During the examination of the Company’ accounts as of June 30, 2014, Marcum requested that the Company provide Marcum with access to its on line banking accounts for purpose of verifying the Company’s cash balances on the relevant dates., The Company refused to grant the access as requested because (i) such request was unprecedented during Marcum’s engagement with the Company and (ii) the Company did not hold any on line banking accounts at the time of such request (the “Disagreement”).  Marcum’s view was that having such access was necessary to complete its current review procedures and that such requirement could not be waived.  The Board has discussed the subject matter of the Disagreement described herein with Marcum. The Company has authorized Marcum to respond fully to the inquiries of Parker (as defined below) concerning the subject matter of the disagreement described herein.

The Company provided Marcum with a copy of the above disclosures prior to its filing with the Securities and Exchange Commission (the “SEC”), and requested that Marcum furnish a letter addressed to the SEC stating whether or not it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of Marcum’s response letter dated September 19, 2014 was filed as Exhibit 16.1 to the Current Report on Form 8-K, as amended and filed on October 7, 2014.

Effective September 15, 2014, the Company engaged Parker Randall CF (H.K.) CPA Limited (“Parker”) as the Company’s independent registered public accounting firm. The engagement was approved by the Board.  During the years ended June 30, 2013 and June 30, 2014 and through the date hereof, the Company did not consult with Parker regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and Marcum as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. The Company provided Parker with an opportunity to review the Company’s disclosures contained in this Form 8-K and to furnish the Company with a letter addressed to the SEC containing any new information, clarification, or the respects in which it does not agree with the statements made in this Form 8-K.  Parkers reviewed the foregoing disclosures and provided the Company with a letter filed as Exhibit 16.2 to the Current Report on Form 8-K, as amended and filed on October 7, 2014.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2014 we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have any staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes. Our former Chief Financial Officer, which was based in the United States, resigned from his position with the Company during the quarter ended September 30, 2011. Subsequent thereto, we have engaged the service of an outside financial reporting specialist to assist with the preparation of our consolidated financial statements and quarterly and annual report.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position/Director Class
Hongwei Qu	38	President, Chief Executive Officer and Chairman of the Board of Directors (Class 1)
Chunhong Jiang	48	Secretary and Treasurer
Chengde Wang	65	Director (Class 1)
Thomas Tan	51	Director (Class 2)

Hongwei Qu.  Mr. Qu became our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary as of January 5, 2010, and, became the sole director and Chairman of the our board of directors effective as of January 16, 2010 upon filing of Schedule 14(f) with the SEC on January 6, 2010 in compliance with Section 14(f) of the Exchange Act.  Mr. Qu relinquished the positions of Interim Chief Financial Officer, Secretary and Treasurer in June 2010.  From 2001 to May 2007, Mr. Qu was the founder and principal officer of Yantai Hangwei Medical Trading Co., a PRC company engaged in the wholesale of drugs and medical products and retail of medical devices. In May 2007, Mr. Qu took principal responsibilities for the acquisition of Bohai.  From May 2007 until present, Mr. Qu has served as the General Manger and Executive Director of Bohai. Mr. Qu has significant experience in the medical and pharmaceutical sectors in China.  Mr. Qu graduated from Shandong Economic University with a bachelor degree.

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

•

appointing, approving the compensation of, and assessing the independence of our independent auditors;

•

assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

•

overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•

reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•

coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and

•

establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal auditing staff, independent auditors and management.

The Board of Directors has determined that Mr. Tan qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

Communication with our Directors

Shareholders or other interested parties may communicate with our directors by sending mail to Mr. Hongwei Qu, c/o YantaiBohai Pharmaceuticals Group Co. Ltd., No.7Tianzheng Road, Laishan District, Yantai, Shandong Province, China 264003.

Board of Directors’ Meetings

During our fiscal year ended June 30, 2014, we did not hold any meetings of the board of directors, although our board of directors did act by unanimous written consent.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on June 30, 2014, our officers, directors and ten percent shareholders are in compliance with Section 16(a).

Item 11. Executive Compensation

The following table sets forth all compensation received during the last two fiscal years by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeds $100,000 in such fiscal years.  These officers are referred to as the Named Executive Officers in this Annual Report.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the June 30, 2014 conversion rate of RMB 6.14 to $1.00.

SUMMARY COMPENSATION TABLE
Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)

Hongwei Qu	2014	77,476						77,476
Chief Executive Officer	2013	69,304	-	-	-	-	-	69,304

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Qu.

Name (a)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hongwei Qu	-	-	-	-	-	-	-	-
Chengde Wang	-	-	-	-	-	-	-	-

Hongwei Qu is paid in his capacity as executive officer of our Company and he does not receive any additional compensation for his service as director.

On January 11, 2010, Dr. Chengde Wang entered into such agreements with us, which became effective on July 12, 2010 with his appointments to our board of directors and our execution thereof.  On September 6, 2011, Thomas Tan entered into an independent director and indemnification agreement with the Company and it is effective as of such date.  The form of independent director and indemnification agreements are filed as Exhibit 10.1 to our Current Report on Form 8-K, dated July 13, 2010 (the “Independent Director Agreement”).

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

(iv)

The Independent Director Agreement also contains standard confidentiality provisions and provides that the Company shall indemnify the directors to the fullest extent permitted by law against personal liability for actions taken in the performance of their duties to the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The table sets forth below certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report, based on 19,249,285 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the shareholders, directors and officers listed below is No. 7Tianzheng Road, Laishan District, Yantai, Shandong Province, China. All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Owned	Percent of Class Beneficially Owned (1)
Glory Period Limited (2)(3)(4)	8,942,471	46.46%
HongweiQu (4)	8,942,471	46.46%
Chengde Wang (5)	-	-
Thomas Tan (6)	-	-
All Executive Officers and Directors as a group	8,982,471	46.46%

(1)

Based on 19,249,285 shares of common stock issued and outstanding as of July 10, 2014.

(2)

Joshua Tan is the sole shareholder of Glory Period, but pursuant to a Call Option Agreement, he has no right to sell any shares without prior written consent by Hongwei Qu.

(3)

Hongwei Qu is the executive director of Glory Period.

(4)

On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Mr. Tan, a Singapore passport holder and the sole shareholder of Glory Period.  Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years.  The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent. Both Parties entered into an amendment to the Call Option Agreement in August 2014 to extend the exercise period of the call option (originally expiring on December 7, 2014) for an additional 5 years.

(5)

Dr, Wang is a director of our company.

(6)

Mr. Tan is a director of the Company. Pursuant to his independent directors agreement with us, Mr. Chan is expected to receive, effective September 6, 2011, and provided he is still serving with our Company, a five year non-qualified option to purchase 20,000 shares of restricted common stock of the Company at a price equal to $2.00 per share with cashless exercise feature

DESCRIPTION OF SECURITIES

Our common stock was registered under the Securities Exchange Act of 1934, as amended, pursuant to a Form 8-A (File Number 000-53401) that was filed with the SEC on September 4, 2008. On March 2, 2010, we filed a registration statement on Form S-1, as amended, relating to the shares of common stock underlying the Notes and Warrants issued in the January 2010 private placement, and such registration statement was declared effective by the SEC on August 12, 2010.

Our authorized capital consists of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $01 per share.  There are no outstanding shares of preferred stock as of the date of this Annual Report.  A majority of our then stockholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 75,000,000 to 150,000,000, which amendment was filed with the Secretary of State of Nevada on December 17, 2009.

As of the date of this Annual Report, we have 19,249,285 shares of common stock issued and outstanding.

Description of Common Stock.  Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors.  Except as otherwise required by law, the holders of common stock will possess all voting power.  Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of common stock that are present in person or represented by proxy.  Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.  Our Articles of Incorporation, as amended, do not provide for cumulative voting in the election of directors.  Holders of common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the common stock.

Holders of our common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Notes Issued in Connection with the Private Placement.  In connection with our January 2010 private placement, we offered and sold $12,000,000 worth of Notes convertible into 6,000,000 shares of common stock (plus additional shares which may be issued upon conversion of interest underlying the Notes).

The Notes are unsecured, payable on January 5, 2012 and carry an interest rate of 8% per annum payable quarterly in arrears.  We have placed in escrow with the Escrow Agent an amount of the proceeds of the private placement equal to one quarter worth of interest payments on the Notes to secure prompt interest payments, or $240,000.  Until such time as 75% of the Notes are converted into shares of common stock, if such escrow is depleted in order to make interest payments, we will replenish such escrow amount.

At the option of each holder, the Notes may be converted into common stock at a price of $2.00 per share, which conversion price is subject to customary weighted average and stock based anti-dilution protection.

The Notes contains standard events of default, including: (i) failure to file the Registration Statement with the SEC within the prescribed period; (ii) failure to have the Registration Statement deemed effective by the SEC within the prescribed period; (iii) failure to maintain the effectiveness of the Registration Statement thereafter; (iv) nonpayment of principal or interest; (v) termination of registration or suspension of reporting obligations under the Securities Exchange Act of 1934, as amended, suspension from trading on the OTCBB (or an exchange), or failure to file reports with the SEC on a timely basis as required by the Securities Exchange Act of 1934, as amended; (vi) material breach of representations, warranties and other obligations under the transaction documents associated with the Securities Purchase Agreement; (vii) enforcement proceedings; (viii) cross default and cross acceleration; (ix) insolvency, winding up and other market standard analogous events; (x) moratorium and nationalization; (xi) proceedings against us or our consolidated subsidiaries with potential loss/damage of U.S.$5 million or more; and (xii) illegality of Notes under any applicable law.

The Notes also contain customary affirmative and negative covenants, including negative covenants which restrict our ability to do the following without the consent of Euro Pacific, as representative of the Investors:; (i) lend or advance money, credit or property to or invest in (by capital contribution, loan, purchase or otherwise) any person or entity in excess of US$2,000,000except: (A) investments in United States Government obligations, certificates of deposit of any banking institution with combined capital and surplus of at least $200,000,000; (B) accounts receivable arising out of sales in the ordinary course of business; and (C) inter-company loans between and among us and our subsidiaries; (ii) pay dividends or make any other distribution on shares of our capital stock;; (iii) assume guarantees, subject to certain exceptions; (iv) engage in “sale-leaseback” transactions, subject to certain exceptions;; and (v) materially alter our business.

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

On April 21, 2014, we and Euro Pacific entered into a Fifth Amendment to the Notes (the “Fifth Amendment”) to extend the maturity date of the Notes to April 5, 2016. The Fifth Amendment provides, among other things, that (i) the interest of the Notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to the our common stock pursuant to Section 5 of the Notes) shall be paid by cash as soon as practicable after the date of consummation of a financing by us conducted in the U.S. with net proceeds to us of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of our common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, we will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.0 per share.

Warrants.  We issued Warrants to purchase 6,000,000 shares of common stock in conjunction with the private placement.  Each Warrant entitles the holder to purchase one share of common stock.  The Warrants shall be exercisable in whole or in part, at an initial exercise price per share of $2.40, which exercise price is subject to customary weighted average and stock based anti-dilution protection.  The Warrants may be exercised at any time upon the election of the holder, beginning on the date of issuance and ending of the third anniversary of the closing of the private placement, or January 5, 2013.  The Warrants are not redeemable.

In the event of our liquidation, dissolution or winding up, the holders of Warrants will not be entitled to participate in the distribution of our assets.  In addition, holders of Warrants do not have voting, pre-emptive, subscription or other rights of stockholders in respect of the Warrants, nor shall such holders be entitled to receive dividends.

Placement Agent Warrants.  In connection with the private placement, on January 5, 2010, we issued to affiliates of Euro Pacific and to Chardan Capital Markets, LLC (“Chardan”) three-year Placement Agent Warrants to purchase 600,000 shares of common stock at an exercise price of $2.40 per share.  The Placement Agent Warrants are substantially identical to the Warrants issued to the Investors in the Private Placement, except that such warrants may not be exercised until the six (6) month anniversary of the later of: (i) the date of effectiveness of the registration statement filed on March 3, 2010 or (ii) the date of commencement of sales in connection with this offering pursuant to separate lock-up agreements.  The holders of the Placement Agent Warrants are selling stockholders hereunder.

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

Slow Walk Arrangements

On December 7, 2009, Mr. Qu, who is a PRC citizen, entered into the Call Option Agreement with Joshua Tan, a Singapore passport holder and the sole shareholder of Glory Period.  Under the Call Option Agreement, Mr. Qu shall have right and option to acquire up to 100% shares of Glory Period for nominal consideration within the next 3 years.  The Call Option Agreement also provides that Mr. Tan shall not dispose any of the shares of Glory Period without Mr. Qu’s consent. Both Parties entered into an amendment to the Call Option Agreement in August 2014 to extend the exercise period of the call option (originally expiring on December 7, 2014) for an additional 5 years.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Marcum Bernstein &Pinchuk, LLP and Parker Randall CF(H.K.) CPA Limited, during the fiscal years ended June 30, 2014 and June 30, 2013, respectfully for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	June 2013		June 2014
	Marcum Bernstein &Pinchuk, LLP	Parker Randall CF (H.K.) CPA Limited	Marcum Bernstein &Pinchuk, LLP
Audit Fees	$ 128,150	$	$ 108,641
Audit Related Fees	-		-
Tax Fees	3,000		6,000
All Other Fees	-		-
TOTAL	$ 131,150	$	$ 114,641

Part IV

Item 15.  Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)
3.1	Articles of Incorporation of the Company (2)
3.2	Bylaws of the Company (3)
3.3	Certificate of Amendment to Articles of Incorporation (4)
3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)
4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)
4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)
4.4	Amendment No. 1 to the Note, dated December 31, 2011 (12)
4.5	Amendment No. 2 to the Note, dated May 15, 2012 (13)
4.6	Amendment No. 3 to the Note, dated June 27, 2012 (14)
4.7	Amendment No. 4 to the Note, dated December 6, 2012 (15)
4.8	Amendment No. 5 to the Note, dated April 21, 2014 (16)
10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)
10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)
10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)
10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)
10.5	Form of Independent Director Agreement and Indemnify Agreement (6)
10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)
10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)
10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)
10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WOFE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)

21.1	Subsidiaries of the Registrant +
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +
99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WOFE (1)
99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)
99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)

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

(10)

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.

(11)

Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

(12)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2012.

(13)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2012.

(14)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 28, 2012.

(15)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

(16)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2014and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bohai Pharmaceuticals Group, Inc and Subsidiaries as of June 30, 2014 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Parker Randall CF (H.K.) CPA Limited

Hong Kong
October 14, 2014

Explanatory Note regarding Report Issued by Predecessor Auditor

The following unexecuted audit report for the fiscal year ended June 30, 2013 was originally issued and executed by Marcum Bernstein & Pinchuk LLP, the predecessor auditor for the Company (“Marcum”), on September 27, 2013 (the “Original Report”), which report is incorporated as a part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Marcum has refused to reissue this audit report due to disagreement with the Company related to outstanding service fees.  Other than the foregoing, the content of this audit report related to the fiscal year ended June 30, 2013 remains unchanged from the Original Report.

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

___________________________  *

New York, New York

September 27, 2013

*See explanatory note on the preceding page

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash	$ 23,308,715	$ 6,947,972
Restricted cash	12,623,467	12,574,051
Accounts receivable	41,647,165	38,716,023
Inventories	4,500,987	2,781,734
Prepaid expenses and other current assets	538,356	499,231
Total current assets	82,618,690	61,519,011

Non-current assets:
Property, plant and equipment, net	21,128,489	17,678,453
Prepayment for property, plant and equipment	275,334	1,112,873
Intangible assets - pharmaceutical formulas	14,164,630	14,109,169
Long term prepayments - land use right, net	37,618,340	37,863,464
Other intangible assets, net	23,738,108	28,139,219
Goodwill	5,222,658	5,202,209
Total non-current assets	102,147,559	104,105,387

TOTAL ASSETS	$ 184,766,249	$ 165,624,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	9,745,795	9,707,638
Convertible notes, net	0	8,464,500
Short-term loan, net	4,872,899	0
Accounts payable	6,107,200	5,081,913
Accrued expenses	15,718,565	12,185,615
Land use right payable	0	6,471,759
Income taxes payable	3,085,929	2,222,476
Due to Related Party	55,626	52,830
Total current liabilities	39,586,014	44,186,731

Non-current liabilities:
Acquisition purchase price payable - non-current portion	0	5,000,000
Convertible notes, net	7,435,800	0
Deferred tax liability	8,143,826	8,048,113
Total non-current liabilities	15,579,626	13,048,113

TOTAL LIABILITIES	55,165,640	57,234,844

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,964,714 and 17,861,085 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	17,965	17,861
Additional paid-in capital	24,822,499	24,615,353
Accumulated other comprehensive income	8,114,171	8,999,581
Retained earnings	96,645,974	74,756,759
Total stockholders’ equity	129,600,609	108,389,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 184,766,249	$ 165,624,398

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2014	2013
Net revenues	$ 175,086,238	$ 151,792,917

Cost of revenues	42,376,170	37,196,569

Gross profit	132,710,068	114,596,348

Operating expenses:
Selling, general and administrative	97,757,372	83,416,640
Impairment Charge - drug formula	0	1,688,486
Depreciation and amortization	2,541,351	2,613,040

Total operating expenses	100,298,723	87,718,166

Income from operations	32,411,345	26,878,182

Other income (expenses):
Interest income	183,974	38,712
Interest expense	(2,286,707)	(1,967,527)
Other (expenses)	1,246,732	(16,795)
Change in fair value of derivative liabilities	0	1,211,236

Total other (expenses)	(856,001)	(734,374)

Income before provision for income taxes	31,555,344	26,143,808

Provision for income taxes	(9,666,129)	(7,020,291)

Net income	21,889,215	$ 19,123,517

Comprehensive income
Net income	21,889,215	19,123,517
Other comprehensive income
Unrealized foreign currency translation loss	(885,410)	2,763,505
Comprehensive income	$ 21,003,805	$ 21,887,022

Net income per common share
Basic	$ 1.22	$ 1.07
Diluted	$ 1.02	$ 0.91

Weighted average common shares outstanding
Basic	17,964,714	17,861,085
Diluted	21,983,541	22,093,335

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Total Stockholders’Equity

Balance at June 30, 2012	17,861,085	$ 17,861	$ 24,615,353	$ 6,236,076	$ 55,633,242	$ 86,502,532

Foreign currency translation adjustment	-	-	-	2,763,505	-	2,763,505
Net income	-	-	-	-	19,123,517	19,123,517

Balance at June 30, 2013	17,861,085	17,861	24,615,353	8,999,581	74,756,759	$ 108,389,554

Stock Conversion	103,629	104	207,146	-	-	207,250
Foreign currency translation adjustment	-	-	-	(885,410)	-	(885,410)
Net income	-	-	-	-	21,889,215	21,889,215

Balance at June 30, 2014	17,964,714	$ 17,965	$ 24,822,499	$ 8,114,171	$ 96,645,974	$ 129,600,609

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$ 21,889,215	$ 19,123,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,523,567	5,359,502
Impairment loss on intangible assets - pharmaceutical formulas	0	1,688,486
Loss on disposal of property, plant and equipment	(196,780)	0
Change in fair value of warrants	0	(1,211,236)
Convertible notes conversion	240,984	0
Deferred income taxes	64,210	(285,138)

Changes in operating assets and liabilities:
Accounts receivable	(2,784,702)	(8,275,584)
Prepaid expenses and other current assets	359,833	393,371
Inventories	(1,711,849)	1,079,465
Accounts payable	1,099,540	1,650,110
Accrued liabilities	(334,434)	1,205,007
Income taxes payable	856,483	(164,351)
Net cash provided by operating activities	25,006,067	20,563,149

Cash flows used in investing activities:
Purchases of property, plant and equipment	(460,387)	(3,959,698)
Land use rights payments	(6,471,759)	(12,745,551)
Property, plant and equipment deposits	843,654	(497,783)
Cash paid for acquisition of business	(5,000,000)	(20,300,000)
Net cash used in investing activities	(11,088,492)	(37,503,032)

Cash flows from financing activities:
Proceeds from short-term loan	4,882,972	0
Proceeds from notes payable	9,765,943	9,559,163
Repayment of notes payable	(9,765,943)	0
Borrowing from related party	4,378	16,059
Repayment to related party	(1,737)	0
Repayment of convertible notes	(846,450)	(1,571,500)
Deposit of restricted cash-note payable	4,882,971	(4,779,582)
Release of restricted cash-note payable	(4,882,971)	0
Deposit of restricted cash-convertible note escrow deposit	137,773	(2,697,345)
Release of restricted cash-convertible note escrow deposit	(137,773)	4,601,029
Net cash flows provided by financing activities	4,039,163	5,127,824

Effect of foreign currency translation on cash and cash equivalents	(1,595,995)	373,743
Net increase in cash and cash equivalents	16,360,743	(11,438,316)
Cash and cash equivalents at beginning of period	6,947,972	18,386,288
Cash and cash equivalents at end of period	$ 23,308,715	$ 6,947,972

Cash paid during the period for:
Interest	$ 769,358	$ 1,363,164
Income taxes	$ 8,658,958	$ 7,469,786

Supplemental cash flow information
Non-cash investing and financing activities:
Land use right liability	$ 0	$ 6,471,759
Acquisition liability	$ 0	$ 5,000,000
PPE non-cash assuming liability	$ 3,889,955	$ 2,279,869

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

(i)YantaiBohai Pharmaceuticals Group Co., Ltd., (“Bohai”) a PRC company and the Company’s original operating subsidiary. BPGI controls Bohai through a variable interest entity arrangement (“VIE”) described below; and

(ii)YantaiTianzheng Pharmaceuticals Company, Ltd., a PRC company (“YantaiTianzheng”), which BPGI acquired effective July 1, 2011 through a newly formed PRC wholly-foreign owned enterprise subsidiary, YantaiNirui Pharmaceuticals, Ltd. (“WOFE II”).

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

2.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $21,889,215 for the year ended June 30, 2014. The Company’s cash flows provided by operating activities amounted to $25,006,067 for the year ended June 30, 2014. The Company had working capital of $43,032,676 as of June 30, 2014. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing through short-term bank loans, convertible notes, and notes payable.

On August 8, 2011, the Company, through WOFE II, signed a share transfer agreement with the shareholders of YantaiTianzheng to acquire 100% of YantaiTianzheng for total purchase consideration of US$35,000,000 and the balance was fully paid as of June 30, 2014.

The Company has gained the benefits of the economies of scale by having combined and streamlined the cost structures of Bohai and YantaiTianzheng. The Company has streamlined the combined business around a more focused portfolio of products that include non-prescription drug products acquired as part of the Yantai Tianzheng’s product portfolio.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The construction is 100% completed and transferred into buildings as of June 30, 2014. The final cost is $4.82 million (RMB 29.68 million), as of June 30, 2014, $2.37 million (RMB 14.63 million) was paid and $2.45 million (RMB 15.05 million) is to be paid.

On November 5, 2012, the Company acquired a new land use right of 266,668 square meters located in the high-tech development district of Laishan, Yantai, Shandong Province. The Company was granted the right to use the land for a period of 50 years at a total cost of approximately $19.44 million (RMB 120,000,000). The Company paid in full $19.44 million (RMB 120,000,000) as of June 30, 2014. (See Note 7).

The Company is also required to repay the remaining $7,435,800 convertible notes balance, which pursuant to five amendments to the original notes, as of June 30, 2014, was due on an extended maturity date of April 5, 2016. The Company made payments toward principal of $846,450 during the year ended June 30, 2014. Also $182,248 of the convertible was converted to common stock for the year ended June 30, 2014.

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

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least June 30, 2015. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

On August 15, 2013, the Company obtained a short term loan from Yantai Rural Commercial Bank Ltd. (“RCB”) due on August 14, 2014 in the amount of $4,872,899 (RMB 30,000,000), which was guaranteed by a third party, Shandong Guangyuan Group Ltd. (“Guangyuan”) and the principal shareholder of the Company, Hongwei Qu. Guangyuan is an unrelated third party and has no business relationship with the Company (See Note 13).  Except for the loan from RCB, the Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGI, its wholly-owned subsidiary Chance High, WOFE II, YantaiTianzheng and Bohai. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under applicable GAAP. The Company adopted FASB Accounting Standards Codification (“ASC”) 810- 10 -15-14 and also ASC 810- 10 -05-8, which requires that a VIE be consolidated if that company is entitled to receive a majority of the VIE’s residual returns and has direct ability to make decisions on all operating activities of the VIE. The Company controls Bohai through the VIE Agreements described in Note 1, under the following series of agreements entered into on December 7, 2009.

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

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2014	June 30, 2013
Total current assets*	$ 83,930,195	$ 58,857,580
Total assets*	154,570,385	130,683,952
Total current liabilities**	28,442,197	24,065,824
Total liabilities**	$ 32,438,616	$ 27,729,581

*           Includes intercompany accounts in the amounts of $37,511,591 and $26,417,979 in current assets as of June 30, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,426,786 and $4,372,634 in current liabilities as of June 30, 2014 and June 30, 2013, respectively, which were eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, Hongkong and a checking account in the United States of America that principally consist of demand deposits. We also have restricted cash accounts in the United States and the PRC that include funds designated for interest payments due to convertible note holders and for use in investor relations programs pursuant to a securities purchase agreement.

Restricted Cash

Escrow account balances amounted to $12,623,467 and $12,574,051 as of June 30, 2014 and June 30, 2013, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes obligation. As of June 30, 2014 and June 30, 2013, there was $7,750,568 and $7,720,232 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $9,745,795 and $9,707,638 as of June 30, 2014 and June 30, 2013, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of June 30, 2014 and June 30, 2013, there was $4,872,899 and $4,853,819cash restricted for this purpose.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of June 30, 2014 and June 30, 2013, management does not believe that any inventory reserves are necessary.

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

During the year ended June 30, 2013, we determined that we would no longer manufacture or seek to develop a market for ten of our products due to a change in our business. As a result of this decision, we recorded an impairment charge in the amount of $1,668,486 during the year ended June 30, 2013. In addition to the above, we reclassified certain other formulas with an aggregate carrying amount of approximately $10 million (RMB 63,855,371) to other intangible assets. The Company has suspended plans to develop and manufacture products to be derived from these formulas but intends to retain them to mitigate competition and maintain the option of using these formulas should they be useful in the future. Accordingly, the Company has determined these formulas, which are approved by the State Food and Drug Administration, should be held as defensive assets. The Company determined that these formulas have an estimated useful life of 8 years as defensive assets.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The common stock purchase warrants have expired as of June 30, 2013 and we did not issue any warrants during the year ended June 30, 2014.

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

ASC 825-10 “Financial Instruments ” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We use Level 3 inputs to value the Company’s derivative liabilities.

The following table reflects gains and losses for the years ended June 30, 2014 and 2013 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$ 1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of June 30, 2014	$ -

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The year ended June 30, 2014	The year ended June 30, 2013
Period end US$: RMB exchange rate	6.1565	6.1807
Average periodic US$: RMB exchange rate	6.1438	6.2767

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

-

Persuasive evidence of an arrangement exists;

-

Delivery has occurred or services have been rendered;

-

The seller’s price to the buyer is fixed or determinable; and

-

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note16). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts agreeing on performing researches on two pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months, respectively. These three contracts amount to $243,380 (RMB 1,500,000), that has been fully paid as of June 30, 2014. Research and development costs amounted to $244,149 and $7,982 for the years ended June 30, 2014 and 2013, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $1,033,266 and $1,011,367 for the years ended June 30, 2014 and 2013, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $737,111 and $95,477 for the years ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

4.

INVENTORIES

Inventories consist of the following:

	June 30, 2014	June 30, 2013
Raw materials	2,231,226	$ 1,415,071
Work in progress	1,334,451	840,954
Finished goods	935,310	525,709
Total inventories	$ 4,500,987	$ 2,781,734

5.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2014	June 30, 2013
Buildings	$ 13,913,970	$ 9,121,541
Plant equipment	11,309,330	8,548,658
Office equipment	438,850	250,339
Motor vehicles	283,648	291,784
Total	25,945,798	18,212,322

Less: accumulated depreciation	(4,823,270)	(2,827,442)
Construction in progress	5,961	2,293,573

Property, plant and equipment, net	$ 21,128,489	$ 17,678,453

Depreciation expense for property, plant and equipment for the years ended June 30, 2014 and 2013 amounted to $645,670 and $582,748, respectively.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The construction is 100% completed and transferred into buildings as of June 30, 2014. The final cost is $4.82 million (RMB 29.68 million), as of June 30, 2014, $2.37 million (RMB 14.63 million) was paid and $2.45 million (RMB 15.05 million) is to be paid.

6.

INDEFINITE LIVED INTANGIBLE ASSETS – PHARMACEUTICAL FORMULAS

 The Company purchased, and currently owns exclusive rights to, a series of pharmaceutical formulas that were approved by the SFDA. This asset includes 12 formulas that are included in the Chinese government’s Essential Drug List (“EDL”) and 27medicines included in the National Drug Reimbursement List (“NDRL”). The intellectual property underlying these formulas can be renewed every 5 years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable.

Pharmaceutical formulas with indefinite lives consist of the following:

	June 30, 2014	June 30, 2013
Pharmaceutical formulas, without amortization, net of impairment	$ 14,164,630	$ 14,109,169

7.

INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	June 30, 2014	June 30, 2013
Land use rights, at cost	$ 40,251,014	$ 40,093,414
Less: Accumulated amortization	(2,632,674)	(2,229,950)
Intangible assets – land use rights, net	$ 37,618,340	$ 37,863,464

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.44 million (RMB 120,000,000). As of June 30, 2014, the Company had made full payments of $19.44 million (RMB 120,000,000) through four installments:

Installment	Payment date	Amount in USD
First	11/30/2012	$ 3,235,879
Second	12/31/2012	3,235,879
Third	6/30/2013	6,471,759
Fourth	12/31/2013	6,497,199
Total		$ 19,440,716

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $857,924 and $685,524 for the years ended June 30, 2014 and 2013, respectively.

Amortization is calculated over a period of 30 - 50 years.

Amortization of land use rights for fiscal years ending subsequent to June 30, 2014 is as follows:

Amortization
FY 2015	$ 830,867
2016	830,867
2017	830,867
2018	830,867
2019	830,867
Thereafter	33,464,005
Total	$ 37,618,340

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

Approximately, $10.37 million for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at June 30, 2014 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug Formulas	Total

Cost	$ 14,856,818	$ 10,381,061	$ 10,372,025	$ 35,609,904
Accumulated Amortization	(5,674,003)	(3,928,913)	(2,268,880)	(11,871,796)
Net carrying amount	$ 9,182,815	$ 6,452,148	$ 8,103,145	$ 23,738,108

Other intangible assets at June 30, 2013 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug formulas	Total

Cost	$ 14,798,647	$ 10,340,415	$ 10,331,414	$ 35,470,476
Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)
Net carrying amount	$ 11,030,789	$ 7,745,586	$ 9,362,844	$ 28,139,219

Amortization expense for customer relationships amounted to $1,895,244 and $1,855,115 for the years ended June 30, 2014 and 2013, respectively.

Amortization expense for YTP drug formulas amounted to $1,317,887 and $1,282,359 for the years ended June 30, 2014 and 2013, respectively.

Amortization expense for defensive drug formulas amounted to $1,299,183 and $953,756 for the years ended June 30, 2014 and 2013, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to June 30, 2014 is as follows:

Amortization
2015	$ 4,503,005
2016	4,503,005
2017	4,503,005
2018	4,503,005
2019	4,105,457
Thereafter	1,620,631
Total	$ 23,738,108

9.

GOODWILL

On August 8, 2011, the Company acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent). The Company accounted for its acquisition of YantaiTianzheng using the acquisition method of accounting. The fair value of the purchase consideration issued to the sellers of YantaiTianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred. Goodwill amounted $5,222,658 (RMB 32,153,295) and $5,202,209 (RMB 32,153,295) as of June 30, 2014 and June 30, 2013, respectively. Goodwill is measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable. The Company has decided there is no impairment for the years ended June 30, 2014 and 2013.

10.

ACCRUED EXPENSES

Accrued expense consists of the following:

	June 30, 2014	June 30, 2013

Sales representatives commission and expenses	$ 5,879,162	$ 4,731,442
Other payable for PPE	3,889,955	2,279,869
Other accrued expense	741,129	1,596,636
Other taxes payable	2,380,031	2,185,328
Accrued Interest expenses	2,372,625	1,117,527
Compensation and related cost	455,663	274,813
Total	$ 15,718,565	$ 12,185,615

11.

DUE TO RELATED PARTY

Due to related party amounted to $55,626 and $52,830 as of June 30, 2014 and June 30, 2013, respectively. It represents accrued out of pocket expenses of Mr. Hongwei Qu, Chief executive officer of the Company.

12.

NOTES PAYABLE

The Company borrowed from Weihai City Commercial Bank (“City Bank”) under the facility was obtained by YantaiTianzheng. The latest outstanding amount of $9,745,797 (RMB 60,000,000) was borrowed on April 22, 2014 and has a term of a period of six months and has a bank charge fee of 0.05%. As of June 30, 2014 and June 30, 2013, the outstanding aggregate amount was $9,745,797 (RMB 60,000,000) and $9,707,638 (RMB60,000,000), respectively. The Company was required to maintain 50% of the notes amounts, or $4,872,899 (RMB 30,000,000) and $4,853,819 (RMB 30,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2014 and June 30, 2013, respectively.

YantaiTianzheng entered into this credit facility following its execution of third party guaranty arrangements between YantaiTianzheng, City Bank and Laishan Public Assets Management LLP (“Laishan”) and between YantaiTianzheng, City Bank, and Bohai in April 2013. Under the terms of the Guaranty, Laishan and Bohai each has agreed to act as guarantor of up to$4,872,899 (RMB 30,000,000) of any credit extended by City Bank to YantaiTianzheng at any time during the period from April 25, 2013 through April 25, 2015. Laishan is an unrelated third party and has no business relationship with the Company. As a state-owned enterprise, Laishan provides the guarantee to support the development of Bohai, which is a prominent emerging company in the area.

13.

SHORT-TERM LOAN

 On August 15, 2013, the Company entered into a short term bank loan agreement with RCB. As of June 30, 2014, the loan amounted to $4,872,899 (RMB 30,000,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Guangyuan, and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company. Guangyuan is a construction company and expected to be a potential constructor for Bohai’s construction on the land purchased in November 2012. As of report date, the loan was fully paid.

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $0 for the years ended June 30, 2014 and 2013, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $777,007and $1,069,261 for the years ended June 30, 2014 and 2013, respectively.

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

On April 21, 2014, the Company and Euro Pacific, acting as representative of the holders of certain 8% convertible notes, entered into a fifth amendment to the convertible notes (the “Fifth Amendment”) to extend the maturity date of the convertible notes to April 5, 2016.The Fifth Amendment provides, among other things, that (i) the interest of the convertible notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to the Company’s common stock pursuant to Section 5 of the Notes) will be paid by cash as soon as practicable after the date of consummation of a financing by the Company conducted in the U.S. with net proceeds to the Company of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of the Company’s common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, the Company will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.00 per share.

In October 2013, the Company paid $400,000 towards the principal. In March 2014, the Company paid $446,450 towards the principal. In May and June 2014, the Company issued 103,629 shares common stock and reduced $182,250 towards the principal and $25,000 toward the accrued interest. The outstanding balance of the Notes amounted to $7,435,800 and $8,464,500 as of June 30, 2014 and June 30, 2013, respectively.

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

The Company has paid $2,831,950 principle in total and converted into common stock $182,248 in total. The payment dates and amounts are as follows:

Payment date	Amount
May 14, 2012	$ 314,000
June 28, 2012	100,000
July 3, 2012	631,000
November 29, 2012	940,500
October 9, 2013	100,000
October 29, 2013	300,000
March 6, 2014	446,450

 $ 2,831,950

As of June 30, 2014 and June 30, 2013, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if a default occurs.

15.

ACQUISITION PURCHASE PRICE PAYABLE

On August 8, 2011, the Company, through WOFE II, acquired 100 % of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 that was fully paid as of June 30, 2014. $5,000,000 was paid on September 24, 2013, and the balance was fully paid as of June 30, 2014.

16.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)Contract Research and Development Arrangement

On May 2009, the Company entered into a contract with YantaiTianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately$2,436,449 (RMB 15,000,000). YantaiTianzheng Medicine Research and Development Co. committed to complete all research work required for the clinical trial within 3 years. As of June 30, 2014, the Company has paid $2,127,027 (RMB13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,127,027 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project.

(b)Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10 % of the Company’s purchases of raw materials or other supplies:

	The year ended June 30, 2014	The year ended June 30, 2013
Shandong Yantai Medicine Procurement and Supply Station	23.87%	29.00%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	23.27%	*%

* Constitutes less than 10% of the Company’s purchases.

(c)Sales Concentrations

 Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Granule represented approximately 28.8%, 16.7%, 17.2%, 11.8 % and 23.0%, respectively, of total sales for the year ended June 30, 2014.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Granule represented approximately 30.5%, 12.6%, 18.4%, 12.5% and 18.6%, respectively, of total sales for the year ended June 30, 2013.

Sales Customer Concentrations

The Company does not have concentrations of business with each customer constituting greater than 10% of the Company’s gross sales for the years ended June 30, 2014 and 2013.

(d)Economic and Political Risks

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

(e)Concentrations of Credit Risk

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

At June 30, 2014 and June 30, 2013, the Company’s cash balances by geographic area were as follows:

	June 30, 2014		June 30, 2013
Country:
BVI(Chance High)	$ 23,940	0.10%	$ 28,331	0.41%
China	23,284,775	99.90%	6,919,641	99.59%
Total cash and cash equivalents	$ 23,308,715	100%	$ 6,947,972	100%

(f)Certificate of land use right

The Company’s corporate headquarters is located at No. 7Tianzheng Road, Laishan District, Yantai, Shandong Province in China. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which are known as collective land are owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.

We have 5 land use rights, for a total of approximately 675,364 square meters of land on which the Company maintains its manufacturing facility.

The Company has not obtained a land use right certificate for one parcel of land of 280,235 square meters that is located in the high-tech development district of Laishan and that was purchased on February 22, 2010. Registration of this land use right certification is still in process. On November 12, 2013, the Company obtained the land use right certificate for one parcel land of 266,668square meters that is located in the high-tech development district of Laishan and that was purchased on November 5, 2012.

We currently have not obtained the land use right certificate for another parcel of land located in Xingfu Twelve Village of Zhifu District. The land is about 11,222 square meters. Bohai used to have its manufacturing facility on this land. In the process of the planning of Yantai City, the usage of the aforesaid land use right has been changed from “industrial use” to “commercial use” and therefore, the approval process for the land use right certificates on five relevant parcels of land including the land occupied by Bohai has been suspended until the completion of the planning process.

We cannot provide any assurance that the Company will eventually obtain the land use right certificates for these lands. If the Company is asked by the local government to relocate the Company’s facility, management believes that estimated relocation and other costs will be reimbursed by the local government.

On May 5, 2014, Bohai has relocated its manufacturing facilities to YantaiTianzheng in Laishan. As of June 30, 2014, the Company’s headquarter, Bohai’s manufacturing facility and Yantai Tianzheng’s manufacturing facilities are all located in Laishan. The Company does not believe that relocation of operations would have a material adverse effect on the Company’s financial position or results of operations.

(g)Business insurance

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

	The year ended June 30, 2014	The year ended June 30, 2013

Net Income available to common stockholders - basic	$ 21,889,215	$ 19,123,517
Interest on convertible notes	582,756	801,946
Net Income available for common shareholders - diluted	$ 22,471,971	$ 19,925,463

Weighted average number of common shares outstanding - basic	17,964,714	17,861,085
Common shares if converted from Convertible Debt	4,018,827	4,232,250
Weighted average number of common shares outstanding - diluted	21,983,541	22,093,335

Earnings per share:
Basic	$ 1.22	$ 1.07
Diluted	$ 1.02	$ 0.90

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2014:

Options Outstanding
Exercise Price	Number Outstanding at June 30, 2013	Number Outstanding Currently Exercisable at June 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options currently exercisable

$2.00	32,000	32,000	1.39	$2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the years ended June 30, 2014and 2013 were $0 and $0, respectively.

A summary of our stock option activity as of June 30, 2014, and changes during the years ended June 30, 2014 and 2013 is presented in the following table:

	Option Shares	Vested Shares	Exercise Price per Common Stock Range
Balance, June 30, 2012	-	-	$ -
Granted or vested during the year ended June 30, 2013	32,000	32,000	2.00
Exercised during the year ended June 30, 2013	-	-	-
Expired during the year ended June 30, 2013	-	-	-
Balance, June 30, 2013	32,000	32,000	2.00
Granted or vested during the year ended June 30, 2014	-	-	-
Exercised during the year ended June 30, 2014	-	-	-
Expired during the year ended June 30, 2014	-	-	-
Balance, June 30, 2014	32,000	32,000	$ 2.00

19.

STOCKHOLDERS ’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $ 0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Shares Issued for Conversion

During the year ended June 30, 2014, the Company issued 103,629 shares for conversion of convertible notes. $182,250 principal and $25,000 accrued interest for convertible notes were converted.

Retained earnings

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors. The Company allocated $532,791 to the reserve fund during the year ended June 30, 2014 which recorded in retained earnings.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

20.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

 For the years ended June 30, 2014 and 2013, operating expenses consisted of the following:

	The year ended June 30, 2014	The year ended June 30, 2013
Sales Commissions	$ 89,021,050	$ 75,414,664
Advertising expense	737,111	95,477
Audit fees and other professional expenses	323,660	230,150
Depreciation and amortization	2,541,351	2,613,040
Staff costs (salary &welfare)	2,705293	2,652,288
Research and development cost	244,149	7,980
Other operating expenses	4,726,109	5,016,081
Impairment of drug formula	-	1,688,486
Total Operating expenses	$ 100,298,723	$ 87,718,166

Other income mainly includes exchange gain of $1,215,902 that is caused by the difference of acquisition payable using different exchange rate as of agreement date and as of actual payment dates.

21.

INCOME TAXES

The Company is incorporated under the laws of State of Nevada in the United States of America and has legal subsidiaries in the British Virgin Islands (“BVI”) and the PRC. The Company does not have any employees or assets nor or is it engaged in any income producing activities in the Unites States and in the BVI. The Company is currently filing Federal income tax returns in the United States and applicable franchise tax returns in the state of Nevada. The Company’s net operating losses that may be available to offset future taxable income in the United States, if any, amount to approximately $8,500,000 and expire through 2032. The Company has fully reserved for these and all other deferred tax assets generated in the Company’s US operations since it currently more likely than not that those assets will not be realized in future periods.

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

For the years ended June 30, 2014 and 2013, the provision for income taxes consisted of the following:

	Years Ended June 30,
	2014	2013
Current taxes
United States	$ -	$ -
PRC	9,070,128	7,305,429

Deferred taxes (benefit)
United States	(357,806)	(449,012)
PRC	596,001	(285,138)

Change in valuation allowance	357,806	449,012

Provision for Income Taxes	$ 9,666,129	$ 7,020,291

As of June 30, 2014, we had $8,463,410 of net operating loss carry forwards available for federal income tax purposes that may be used to offset future taxable income and will begin to expire in 2030. We provided for a full valuation allowance against the net deferred tax assets of $2,877,560 on the expected future tax benefits from the net operating loss carry forwards for the year ended June 30, 2014 as management believes it is more likely than not that these assets will not be realized in the future. During the years ended June 30, 2014 and 2013, the valuation allowance increased by $357,806 and $449,012, respectively.

We are subject to income tax in the United States and the PRC. There was a benefit for income tax in the United States because we had a taxable loss in the United States for the years ended June 30, 2014 and 2013. The statutory federal income tax rate is 34%. The company recorded an US tax valuation allowance of $357,806 and $449,012 in fiscal year 2014 and 2013, respectively. Absent this valuation allowance, the effective tax rate would have been 29.5% and 26.7 % in 2014 and 2013, respectively.

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate as follows for the years ended June 30, 2014 and 2013:

	For the Years Ended June 30,
	2014	2013

Expected US tax at U.S. statutory rate	$ 10,728,817	$ 8,888,894
Foreign tax differential	(2,871,800)	(1,905,795)
Permanent differences and others	1,451,306	(411,820)
Change in valuation allowance	357,806	449,012
Provision for Income Taxes	$ 9,666,128	$ 7,020,291

Our deferred tax assets as of June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
Deferred tax assets:
NOL carryover	$ 2,877,560	$ 5,250,749
Stock compensation	0	86,200
Sub-total	2,877,560	5,336,949
Deferred tax liabilities:
Valuation allowance	(2,877,560)	(5,336,949)
Total	$ -	$ -

The Company also has a deferred tax liability related to definite and indefinite lived intangibles in the PRC jurisdiction of $8,143,826 and $8,048,113 for the years ended June 30, 2014 and 2013, respectively.

Management has evaluated and concluded that there was no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended June 30, 2014 and 2013. Further, it is not anticipated that the unrecognized benefits will significantly change over the next twelve months.

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

23.

SUBSEQUENT EVENTS

In July 2014, convertible notes with an aggregate face amount of $970,287and accrued interest of $177,913 were converted into 574,100 shares of Common Stock.

Effective September 15, 2014, the Company dismissed its independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP (“Marcum”) effective immediately. The dismissal was approved by the Board of Directors (the “Board”) of the Company.

As at the date of this report, there is certain amount of outstanding audit fee being in dispute between the Company and Marcum that has not yet been resolved. Marcum therefore has refused to reissue the audit report for the year ended June 30, 2013 due to disagreement with the Company related to the outstanding service fees. The Company is now consulting its legal counsel for further actions. As at the date of this report, no agreements have been reached.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October, 2014.

Bohai Pharmaceuticals Group, Inc.

By:	/s/ Hongwei Qu
Name: Hongwei Qu
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	October 14, 2014
HongweiQu

/s/ Chengde Wang	Director	October 14, 2014
Chengde Wang

/s/ Thomas Tan	Director	October 14, 2014
Thomas Tan