Form 10-K/A
period 2014-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2014-10-21
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Previously filed:

+

Filed herewith:

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

(15)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

(16)

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2014.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of October, 2014.

Bohai Pharmaceuticals Group, Inc.

By:	/s/ Hongwei Qu
Name: Hongwei Qu
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	October 21, 2014
HongweiQu

/s/ Chengde Wang	Director	October 21, 2014
Chengde Wang

/s/ Thomas Tan	Director	October 21, 2014
Thomas Tan