Form 10-Q
period 2014-09-30
Bohai Pharmaceuticals Group, Inc.
filed 2014-11-14
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 19,522,865 shares of company common stock issued and outstanding.

Bohai Pharmaceuticals Group, Inc.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2013	5

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three months Ended September 30, 2014 and 2013 (unaudited)	6

	Condensed Consolidated Statement of Changes In stockholders’ equity	7

	Condensed Consolidated Statements of Cash Flows for the Three months Ended September 30, 2014 and 2013 (unaudited)Condensed Consolidated Statement of Changes In stockholders’ equity	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

SIGNATURES		46

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•

our ability to generate or obtain through financing sufficient working capital to (i) satisfy our obligations under our convertible notes which are due on April 5, 2016 (currently $4,917,139 outstanding) or (ii) otherwise to support our business plans;

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

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (UNAUDITED)	June 30, 2014
ASSETS
Current assets:
Cash	$ 27,138,153	$ 23,308,715
Restricted cash	22,375,805	12,623,467
Accounts receivable	37,689,405	41,647,165
Inventories	5,243,880	4,500,987
Prepaid expenses and other current assets	10,368,923	538,356
Total current assets	102,816,166	82,618,690
Non-current assets:
Property, plant and equipment, net	20,935,441	21,128,489
Prepayment for property, plant and equipment	475,858	275,334
Intangible assets - pharmaceutical formulas	14,168,772	14,164,630
Long term prepayments - land use right, net	37,421,564	37,618,340
Other intangible assets, net	22,618,970	23,738,108
Goodwill	5,224,186	5,222,658
Total non-current assets	100,844,791	102,147,559
TOTAL ASSETS	$ 203,660,957	$ 184,766,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$ 19,497,295	$ 9,745,795
Short-term loan, net	4,874,324	4,872,899
Accounts payable	6,610,794	6,107,200
Accrued expenses	12,414,987	15,718,565
Income taxes payable	5,314,188	2,222,476
Due to a related party	55,461	55,626
Total current liabilities	48,767,049	39,586,014
Non-current liabilities:
Convertible notes, net	5,216,023	7,435,800
Deferred tax liability	8,117,555	8,143,826
Total non-current liabilities	13,333,578	15,579,626
TOTAL LIABILITIES	62,100,627	55,165,640
COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 19,249,285 and 17,964,714 shares issued and outstanding as of September 30, 2014 and June 30, 2014.	19,250	17,965
Additional paid-in capital	27,390,356	24,822,499
Accumulated other comprehensive income	8,160,694	8,114,171
Retained earnings	105,990,030	96,645,974
Total stockholders’ equity	141,560,330	129,600,609
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 203,660,957	$ 184,766,249

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2014	2013

Net revenues	$ 54,742,745	$ 50,889,060

Cost of revenues	15,533,884	11,707,654

Gross profit	39,208,861	39,181,406

Operating expenses:
Selling, general and administrative	25,454,348	27,240,489
Depreciation and amortization	742,657	713,560

Total operating expenses	26,197,005	27,954,049

Income from operations	13,011,856	11,227,357

Other expenses:
Interest income	28,373	2,790
Interest expenses	(437,267)	(362,286)
Other income (expenses), net	28,108	(26,117)

Total other expenses	(380,786)	(385,613)

Income before provision for income taxes	12,631,070	10,841,744

Provision for income taxes	(3,287,014)	(2,754,013)

Net income	$ 9,344,056	$ 8,087,731

Comprehensive income:
Net income	9,344,056	8,087,731
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	46,523	624,638
Comprehensive income	$ 9,390,579	$ 8,712,369

Net income per common share
Basic	$ 0.50	$ 0.45
Diluted	$ 0.47	$ 0.38

Weighted average common shares outstanding
Basic	18,662,544	17,861,085
Diluted	20,450,764	22,093,335

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2013	17,861,085	$ 17,861	$ 24,615,353	$ 8,999,581	$ 74,756,759	$ 108,389,554

Foreign currency translation adjustment	-	-	-	624,638	-	624,638
Net income	-	-	-	-	8,087,731	8,087,731

Balance at September 30, 2013	17,861,085	17,861	24,615,353	9,624,219	82,844,490	117,101,923

Balance at June 30, 2014	17,964,714	$ 17,965	$ 24,822,499	$ 8,114,171	$ 96,645,974	$ 129,600,609

Stock Conversion	1,284,571	1,285	2,567,857	-	-	2,569,142
Foreign currency translation adjustment	-	-	-	46,523	-	46,523
Net income	-	-	-	-	9,344,056	9,344,056
Balance at September 30, 2014	19,249,285	$ 19,250	$ 27,390,356	$ 8,160,694	$ 105,990,030	$ 141,560,330

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$ 9,344,056	$ 8,087,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,663,663	1,605,848
Loss on disposal of property, plant and equipment	-	9,897
Interest expenses Related to convertible notes conversion	349,365	-
Deferred income taxes	(28,628)	(4,118)
Changes in operating assets and liabilities:
Accounts receivable	3,966,524	(2,044,145)
Prepaid expenses and other current assets	(7,490,460)	(188,996)
Inventories	(740,939)	(1,908,226)
Accounts payable	501,378	826,784
Accrued expenses	(3,304,861)	401,371
Income taxes payable	2,225,440	998,437
Net cash provided by operating activities	6,485,538	7,784,583
Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,463,402)	(27,127)
Property, plant and equipment deposits	(200,271)	(53,622)
Cash paid for acquisition of business	-	(5,000,000)
Net cash used in by investing activities	(2,663,673)	(5,080,749)
Cash flows from financing activities:
Proceeds from short-term loan	4,870,130	4,865,864
Repayment of short-term loan	(4,870,130)	-
Proceeds from notes payable	9,740,260	-
Borrowing from related party	-	(757)
Repayment to related party	(179)	-
Release of restricted cash-note payable	(9,740,260)	-
Net cash flows provided by (used in) financing activities	(179)	4,865,107

Effect of foreign currency translation on cash and cash equivalents	7,752	(75,139)
Net increase in cash and cash equivalents	3,829,438	7,493,802
Cash and cash equivalents at beginning of period	23,308,715	6,947,972

Cash and cash equivalents at end of period	$ 27,138,153	$ 14,441,774

Cash paid during the period for:
Interest	$ 81,169	$ 45,009
Income taxes	$ 1,204,378	$ 1,759,694
Supplemental cash flow information
Non-cash investing and financing activities:
Land use right liability	$ -	$ 6,510,523
Acquisition liability	$ -	$ -
Acquisition of property, plant and equipment through assumption of debt	$ 1,270,165	$ 1,798,262

See accompanying notes to the condensed consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

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

On January 17, 2014, the Company merged WOFE with and into WOFE II. In connection with the merger, and in accordance with relevant PRC laws and regulations, all of WOFE’s rights relating to Bohai were transferred to WOFE II.

2.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s net income amounted to $9,344,056 for the three months ended September 30, 2014. The Company’s cash flows provided by operating activities amounted to $6,485,538 for the three months ended September 30, 2014. The Company had working capital of $54,049,117 as of September 30, 2014. The Company has historically financed its operations principally from cash flows generated from operating activities and external financing through short-term bank loans, convertible notes, and notes payable.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The construction project was100% completed and new buildings were in use as of June 30, 2014. The final cost was $4.82 million (RMB 29.68 million), as of September 30, 2014, $4.82 million (RMB 29.68 million) was fully paid.

The Company is also required to repay the remaining $5,216,023 convertible notes balance, which, pursuant to the fifth amendment to the  original notes, is due on an extended maturity date of April 5, 2016. The Company did not make any payments toward principal during the three months ended September 30, 2014. $2,219,777 principal amount of the convertible notes and $349,365 of the accrued interest were converted to the Company’s common stock during the three months ended September 30, 2014.

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

Management believes, based on the Company’s historical ability to fund operations using internally generated cash flow, that the Company’s currently available cash and funds it expects to generate from operations and through potential short term loans financing from banks will enable it to operate the business and satisfy short term obligations through at least September 30, 2015. Notwithstanding, the Company still has substantial obligations as described herein and there is no assurance that unforeseen circumstances would not have a material adverse effect on the Company’s financial condition.

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

On August 15, 2013, the Company obtained a short term loan from Yantai Rural Commercial Bank Ltd. (“RCB”) due on August 14, 2014 in the principal amount of $4,874,324 (RMB 30,000,000), which was guaranteed by a third party, Shandong Guangyuan Group Ltd. (“Guangyuan”) and the principal shareholder of the Company, Hongwei Qu. Guangyuan is an unrelated third party and has no business relationship with the Company (See Note 13).  As of September 30, 2014, this loan has been paid in full.

On September 2, 2014, the Company obtained a short term loan from Yantai Rural Commercial Bank Ltd.  (“RCB”) due on September 1, 2015 in the principal amount of $4,874,324 (RMB 30,000,000), which was guaranteed by a third party, Shandong Guangyuan Group Ltd. (“Guangyuan”) and the principal shareholder of the Company, Hongwei Qu. Guangyuan is an unrelated third party and has no business relationship with the Company (See Note 13). Except for the loan from RCB, the Company has not received any commitments for new financing, and cannot provide any assurance that new financing will be available to the Company on acceptable terms, if at all. The failure of the Company to fund its obligations when needed would have a material adverse effect on its business and results of operations.

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

Under the Operating Agreement entered into between WOFE and Bohai, the WOFE has the direct ability to make decisions on all the operating activities and exercise all voting rights of Bohai. Under the Consulting Services Agreement entered into between WOFE and Bohai, Bohai agreed to pay all of its net income to WOFE quarterly as a consulting fee. Accordingly, WOFE has the right to receive the expected residual returns of Bohai. As such, the Company is the primary beneficiary of and maintains controlling managerial and financial interest in, Bohai in accordance with ASC 810-10-15-14. Accordingly, Bohai’s financial position and results of operations are consolidated with those of the Company for all periods presented.We initially measured the assets, liabilities, and non-controlling interests of Bohai at their carrying amounts as of the date of the Share Exchange. We have subsequently accounted for the assets, liabilities, and non-controlling interest of Bohai as if it was consolidated based on voting interests. The usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary, or Primary Beneficiary (“PB”); and

Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the PB and the VIE(s) are eliminated in their entirety.

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	September 30, 2014	June 30, 2014
Total current assets*	$ 93,297,653	$ 83,930,195
Total assets*	163,516,875	154,570,385
Total current liabilities**	29,562,990	28,442,197
Total liabilities**	$ 33,613,636	$ 32,438,616

*           Includes intercompany accounts in the amounts of $40,160,116 and $37,511,591 in current assets as of September 30, 2014 and June 30, 2014, respectively, which were eliminated in consolidation.

**         Includes intercompany accounts in the amounts of $9,429,543 and $9,426,786 in current liabilities as of September 30, 2014 and June 30, 2014, respectively, which were eliminated in consolidation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended

June 30, 2014, filed on October 14, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC and Hong Kong. We also have restricted cash accounts in the United States and the PRC that include funds designated for interest payments due to convertible note holders.

Restricted Cash

Escrow account balances amounted to $22,375,805 and $12,623,467 as of September 30, 2014 and June 30, 2014, respectively.

The Company is required by its Note holders to maintain deposits in escrow accounts to fund the principal and interest payments under the Convertible Notes. As of September 30, 2014 and June 30, 2014, there was $12,627,158 and $7,750,568 of cash restricted for this purpose.

The Company has certain outstanding notes payable in the amount of $19,497,295 and $9,745,795 as of September 30, 2014 and June 30, 2014, respectively, and it is required to maintain a portion of these outstanding draft amounts in its bank as restricted cash. As of September 30, 2014 and June 30, 2014, there was $9,748,647 and $4,872,899 cash restricted for this purpose.

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

Inventories

Inventories are valued at the lower of cost, determined using the weighted average method, or market. Finished goods inventories include the costs of raw materials, direct labor and overhead associated with the manufacturing process. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions and product life cycle changes. As of September 30, 2014 and June 30, 2014, management does not believe that any inventory reserves are necessary.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued as free standing financial instruments in accordance with the applicable provisions ASC 810 “Derivatives and Hedging Activities.” Based on this guidance, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The common stock purchase warrants have expired as of June 30, 2013 and we did not issue any warrants during the three months ended September 30, 2014.

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

The following table reflects gains and losses for the three months ended September 30, 2014 and year ended June 30, 2014 for all financial assets and liabilities categorized as Level 3.

Liabilities:

Balance of warrant liabilities as of June 30, 2013	$ -
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of June 30, 2014	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of September 30, 2014	$ -

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The three months ended September 30, 2014	The three months ended September 30, 2013
Period end US$: RMB exchange rate	6.1547	6.1439
Average periodic US$: RMB exchange rate	6.1600	6.1654

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to distributors. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists;

-Delivery has occurred or services have been rendered;

-The seller’s price to the buyer is fixed or determinable; and

-Collectability is reasonably assured.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and included in operating expenses. We have only one full-time employee who is engaged in research and development, so the Company is mainly dependent on third-parties to perform the limited amount of research and development that the Company undertakes (see Note 15). On March 1, 2013, the Company entered into a series of contracts with Binzhou Medical College to establish an institute named Bohai Pharmaceutical Institute in the following 5 years. On May 31, 2013, these two parties entered into two contracts pursuant to which Binzhou Medical College agreed to perform research on two of the Company’s pharmaceutical products, namely Lung Nourishing Cream and Tongbi Capsules, in the following 17 months. These contracts amount to $243,380 (RMB 1,500,000), that has been fully paid as of June 30, 2014. Research and development costs amounted to approximately $2,435 and $39,047 for the three months ended September 30, 2014 and 2013, respectively.

Shipping costs

Shipping costs are included in selling, general and administrative expense. Shipping costs amounted to $462,770 and $272,203 for the three months ended September 30, 2014 and 2013, respectively.

Advertising

Advertising and promotion costs are charged to expense as incurred. Advertising expenses included in selling, general and administrative expenses amounted to $763 and $101,280 for the three months ended September 30, 2014 and 2013, respectively.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

4.

INVENTORIES

Inventories consist of the following:

	September 30, 2014	June 30, 2014
Raw materials	$ 2,451,701	$ 2,231,226
Work in progress	1,334,841	1,334,451
Finished goods	1,457,338	935,310
Total inventories	$5,243,880	$4,500,987

5.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2014	June 30, 2014
Buildings	$ 14,355,280	$ 13,913,970
Plant equipment	10,941,329	11,309,330
Office equipment	433,010	438,850
Motor vehicles	355,777	283,648
Total	26,085,396	25,945,798

Less: accumulated depreciation	(5,155,918)	(4,823,270)
Construction in progress	5,963	5,961

Property, plant and equipment, net	$ 20,935,441	$ 21,128,489

Depreciation expense for property, plant and equipment for the three months ended September 30, 2014 and 2013 amounted to $330,953 and $276,748, respectively.

On June 8, 2010, YantaiTianzheng signed an agreement with Yantai Huanghai Construction Co. to construct certain portions of a factory. The total contract price amounted to approximately $3.16 million (RMB 19.5 million). The constructionwas 100% completed and the new buildings were in use as of September 30, 2014. The final cost was $4.82 million (RMB 29.68 million) as of September 30, 2014, and such $4.82 million (RMB 29.68 million) was fully paid.

6.

INDEFINITE LIVED INTANGIBLE ASSETS – PHARMACEUTICAL FORMULAS

 The Company purchased, and currently owns exclusive rights to, a series of pharmaceutical formulas that were approved by the SFDA. This asset includes 12 formulas that are included in the Chinese government’s Essential Drug List (“EDL”) and 27 medicines included in the National Drug Reimbursement List (“NDRL”). The intellectual property underlying these formulas can be renewed every 5 years without limitation for a minimum fee and are subject to certain protections under PRC drug regulations for an indefinite period of time. These regulations mitigate competition and the ability of other suppliers to replicate the Company’s products or produce comparable substitutes. These intangible assets are measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable.

Pharmaceutical formulas with indefinite lives consist of the following:

	September 30, 2014	June 30,2014
Pharmaceutical formulas, without amortization, net of impairment	$ 14,168,772	$ 14,164,630

7.

INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	September 30, 2014	June 30, 2014
Land use rights, at cost	$ 40,262,785	$ 40,251,014
Less: Accumulated amortization	(2,841,221)	(2,632,674)
Intangible assets – land use rights, net	$ 37,421,564	$ 37,618,340

The Company acquired land use right on a parcel of land with an area of 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.44 million (RMB 120,000,000). As of September 30, 2014, the Company had made full payments of $19.44 million (RMB 120,000,000) through four installments:

Installment	Payment date	Amount in USD
First	11/30/2012	$ 3,235,879
Second	12/31/2012	3,235,879
Third	6/30/2013	6,471,759
Fourth	12/31/2013	6,497,199
Total		$ 19,440,716

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $207,599 and $206,914 for the three months ended September 30, 2014 and 2013, respectively.

Amortization is calculated over a period of 30 - 50 years.

Amortization of land use rights for fiscal years ending subsequent to September 30, 2014 is as follows:

Amortization
1 year after September 30, 2014	$ 831,110
2 years after September 30, 2014	831,110
3 year3 after September 30, 2014	831,110
4 years after September 30, 2014	831,110
5 years after September 30, 2014	831,110
Thereafter	33,266,014
Total	$ 37,421,564

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

Approximately $10.37 million for the carrying amount of certain other product formulas that the Company will hold as defensive assets have been reclassified from indefinite life drug formulas. According to the Company’s years of industrial experience and R&D knowledge, to get a new drug formula approved from scratch usually take at least 8 years, so the Company is amortizing the pharmaceutical formulas as defensive assets over 8 years.

Other intangible assets at September 30, 2014 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug Formulas	Total

Cost	$ 14,861,163	$ 10,384,096	$ 10,375,059	$ 35,620,318
Accumulated Amortization	(6,148,634)	(4,258,949)	(2,593,765)	(13,001,348)
Net carrying amount	$ 8,712,529	$ 6,125,147	$ 7,781,294	$ 22,618,970

Other intangible assets at June 30, 2014 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug Formulas	Total
Cost	$ 14,856,818	$ 10,381,061	$ 10,372,025	$ 35,609,904
Accumulated Amortization	(5,674,003)	(3,928,913)	(2,268,880)	(11,871,796)
Net carrying amount	$ 9,182,815	$ 6,452,148	$ 8,103,145	$ 23,738,108

Amortization expense for customer relationships amounted to $472,565 and $472,151 for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense for YTP drug formulas amounted to $328,605 and $326,377 for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense for defensive drug formulas amounted to $323,942 and $323,658 for the three months ended September 30, 2014 and 2013, respectively. Amortization expenses are recorded in general and administrative expenses.

Amortization expense for fiscal years ending subsequent to September 30, 2014 is as follows:

Amortization
1 year after September 30, 2014	$ 4,504,323
2 years after September 30, 2014	4,504,323
3 year3 after September 30, 2014	4,504,323
4 years after September 30, 2014	4,504,323
5 years after September 30, 2014	3,304,797
Thereafter	1,296,881
Total	$ 22,618,970

9.

GOODWILL

On August 8, 2011, the Company acquired 100% of Yantai Tianzheng’s equity interests for total purchase consideration of US$35,000,000 (paid in its RMB equivalent). The Company accounted for its acquisition of YantaiTianzheng using the acquisition method of accounting. The fair value of the purchase consideration issued to the sellers of YantaiTianzheng was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles including customer relationships that have a finite life, pharmaceutical formulas that have an indefinite life and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purpose in the tax jurisdiction of the acquisition transactions incurred. Goodwill amounted $5,224,186 (RMB 32,153,295) and $5,222,658 (RMB 32,153,295) as of September 30, 2014 and June 30, 2014, respectively. Goodwill is measured initially at cost not subject to amortization and are tested for impairment annually or in interim reporting periods if events or changes in circumstances indicate that the carrying amounts of these intangible assets might not be recoverable. The Company has decided there is no impairment for the three months ended September 30, 2014 and 2013.

10.

ACCRUED EXPENSES

Accrued expense consists of the following:

	September 30, 2014	June 30, 2014

Sales representatives commission and expenses	$ 4,759,455	$ 5,879,162
Other payable for PPE	1,270,165	3,889,955
Other accrued expense	784,001	741,129
Other taxes payable	2,747,643	2,380,031
Accrued Interest expenses	2,372,968	2,372,625
Compensation and related cost	480,755	455,663
Total	$ 12,414,987	$ 15,718,565

11.

DUE TO RELATED PARTY

Due to related party amounted to $55,461 and $55,626 as of September 30, 2014 and June 30, 2014, respectively. It represents accrued out of pocket expenses of Mr. Hongwei Qu, Chief executive officer of the Company.

12.

NOTES PAYABLE

The Company borrowed from Weihai City Commercial Bank (“City Bank”) under the facility obtained by YantaiTianzheng. The latest outstanding amount of $9,748,647 (RMB 60,000,000) was borrowed on April 22, 2014 and has a term of a period of six months and has a bank charge fee of 0.05%. The latest outstanding amount of $9,748,648 (RMB 60,000,000) was borrowed on September 19, 2014 and has a term of a period of six months and has a bank charge fee of 0.05%. As of September 30, 2014 and June 30, 2014, the outstanding aggregate amount was $19,497,295 (RMB 120,000,000) and $9,745,797 (RMB 60,000,000), respectively. The Company was required to maintain 50% of the notes amounts, or $9,748,647 (RMB 60,000,000) and $4,872,899 (RMB 30,000,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2014 and June 30, 2014, respectively.

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

13.

SHORT-TERM LOAN

 On August 15, 2013, the Company entered into a short term bank loan agreement with RCB. As of September 30, 2014, the loan amounted to $4,874,324 (RMB 30,000,000) with an interest rate of 9% per annum, which is due on August 14, 2014. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Guangyuan, and the principal shareholder of the Company, Hongwei Qu, on August 15, 2013. Guangyuan is an unrelated third party and has no business relationship with the Company. Guangyuan is a construction company and expected to be a potential constructor for Bohai’s construction on the land purchased in November 2012. As of September 30, 2014, this loan has been paid in full.

On September 02, 2014, the Company entered into a short term bank loan agreement with RCB. As of September 30, 2014, the loan amounted to $4,874,324 (RMB 30,000,000) with an interest rate of 6% per annum, which is due on September 01, 2015. The Company entered into this credit facility following its execution of third party guaranty arrangements among the Company, RCB, Guangyuan, and the principal shareholder of the Company, Hongwei Qu, on September 02, 2014. Guangyuan is an unrelated third party and has no business relationship with the Company. Guangyuan is a construction company and expected to be a potential constructor for Bohai’s construction on the land purchased in November 2012.

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

The Convertible Notes were initially recorded at a discounted carrying amount of zero as a result of having allocated a portion of the proceeds to (i) the fair value of the warrants, which were recorded as liabilities stated at fair value, and (ii) a beneficial conversion feature that was not bifurcated as a free standing derivative at the time of issuance or at subsequent reporting dates based on periodic classification assessments. Accretion of the note discount amounted to $0 and $0 for the three months ended September 30, 2014 and 2013, respectively. Accretion of the discount was recorded as a component of interest expense in the accompanying statements of income and comprehensive income. Contractual interest expense amounted to $0 and $253,935 for the three months ended September 30, 2014 and 2013, respectively.

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

In October 2013, the Company paid $400,000 towards the principal. In March 2014, the Company paid $446,450 towards the principal. In May and June 2014, the Company issued 103,629 shares common stock and reduced $182,250 towards the principal and $25,000 toward the accrued interest. In July and August 2014, the Company issued 1,284,571 shares common stock and reduced $2,219,777 towards the principal and $349,365 toward the accrued interest. The outstanding balance of the Notes amounted to $5,216,025 and $7,435,800 as of September 30, 2014 and June 30, 2014, respectively.

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

The Company has paid $2,831,950 principle in total and converted into common stock $1,388,200 in total. The payment dates and amounts are as follows:

Payment date	Amount
May 14, 2012	$ 314,000
June 28, 2012	100,000
July 3, 2012	631,000
November 29, 2012	940,500
October 9, 2013	100,000
October 29, 2013	300,000
March 6, 2014	446,450
$ 2,831,950

As of September 30, 2014 and June 30, 2014, the Company’s principal shareholder, Mr. Qu, is obligated to deliver 1,000,000 shares of Common Stock to the Investors if a default occurs.

15.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

(a)Contract Research and Development Arrangement

In May 2009, the Company entered into a contract with YantaiTianzheng Medicine Research and Development Co. to perform research and development on two new pharmaceutical products, namely Fern Injection and Forsythia Capsule. The total contract price is approximately $2,436,449 (RMB 15,000,000). YantaiTianzheng Medicine Research and Development Co. was committed to completing all research work required for clinical trial within 3 years. As of September 30, 2014, the Company has paid $2,127,649 (RMB 13,095,044) and the remaining contract amount will be paid as the research services are performed. All payments of $2,127,649 (RMB 13,095,044) have been charged to expense. The Company extended the term of the contract to May 10, 2017 due to certain changes in government regulations that affected this research project.

(b)Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10 % of the Company’s purchases of raw materials or other supplies:

	The three months ended September 30, 2014	The three months ended September 30, 2013
Shandong Yantai Medicine Procurement and Supply Station	24.25%	24.4%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	24.92%	23.4%
Yantai Tianyifeng Technology Development Co., Ltd	12.97%	*
Shanxi Guangsheng Capsule Co., Ltd	*	11.7%

* Constitutes less than 10% of the Company’s purchases.

(c)Sales Concentrations

 Sales Product Concentrations

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Granule represented approximately 22.1%, 3.7%, 32.9%, 0.6 % and 40.1%, respectively, of total sales for the three months ended September 30, 2014.

Five of the Company’s products, namely Tongbi Capsules, Tongbi Tablets, Lung Nourishing Syrup, Zhengxintai Capsules and Fangfengtongsheng Granule represented approximately 29.7%, 15.6%, 14.4%, 14.9% and 22.7%, respectively, of total sales for the three months ended September 30, 2013.

Sales Customer Concentrations

The Company does not have concentrations of business with each customer constituting greater than 10% of the Company’s gross sales for the three months ended September 30, 2014 and 2013.

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

At September 30, 2014 and June 30, 2014, the Company’s cash balances by geographic area were as follows:

	September 30, 2014		June 30, 2014
Country:
BVI(Chance High)	$ 77,446	0.29%	$ 23,940	0.10%
China	27,060,707	99.71%	23,284,775	99.90%
Total cash and cash equivalents	$ 27,138,153	100%	$ 23,308,715	100%

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

On May 5, 2014, Bohai has relocated its manufacturing facilities to YantaiTianzheng in Laishan. As of September 30, 2014, the Company’s headquarter, Bohai’s manufacturing facility and Yantai Tianzheng’s manufacturing facilities are all located in Laishan. The Company does not believe that relocation of operations would have a material adverse effect on the Company’s financial position or results of operations.

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

	The three months ended September 30, 2014	The three months ended September 30, 2013

Net Income available to common stockholders – basic	$ 9,344,056	$ 8,087,731
Interest on convertible notes	349,365	253,935
Net Income available for common shareholders - diluted	$ 9,693,421	$ 8,341,666

Weighted average number of common shares outstanding - basic	18,662,544	17,861,085
Common shares if converted from Convertible Debt	1,788,221	4,232,250
Weighted average number of common shares outstanding - diluted	20,450,764	22,093,335

Earnings per share:
Basic	$ 0.50	$ 0.45
Diluted	$ 0.47	$ 0.38

17.

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of September 30, 2014:

Options Outstanding
Exercise Price	Number Outstanding at September 30, 2014	Number Outstanding Currently Exercisable at September 30, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options currently exercisable

$ 2.00	32,000	32,000	1.14	$ 2.00

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, it expenses the fair value of awards granted to the directors. Total compensation expense related to the stock options for the three months ended September 30, 2014and 2013 were $0 and $0, respectively.

A summary of our stock option activity as of September 30, 2014, and changes during the three months ended September 30, 2014 and year ended June 30, 2014 is presented in the following table:

	Option Shares	Vested Shares	Exercise Price per Common Stock Range
Balance, June 30, 2013	32,000	32,000	2.00
Granted or vested during the year ended June 30, 2014	-	-	-
Exercised during the year ended June 30, 2014	-	-	-
Expired during the year ended June 30, 2014	-	-	-
Balance, June 30, 2014	32,000	32,000	2.00
Granted or vested during the three months ended September 30, 2014	-	-	-
Exercised during the three months ended September 30, 2014	-	-	-
Expired during the three months ended September 30, 2014	-	-	-
Balance, September 30, 2014	32,000	32,000	$ 2.00

18.

STOCKHOLDERS ’ EQUITY

Authorized Capital

The Company is authorized to issue 150 million shares of Common Stock, par value $ 0.001 per share. Holders of its Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders.

Shares Issued for Conversion

During the three months ended September 30, 2014, the Company issued 1,284,571 shares for conversion of convertible notes. $2,219,777 principal and $349,365 accrued interest for convertible notes were converted.

Retained earnings

According to the laws and regulations in the PRC, we are required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxes but before dividend distribution based on the local statutory financial statements of the PRC company prepared in accordance with the accounting principles and relevant financial regulations.

In the PRC, we are required to allocate at least 10% of our net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriation of enterprise expansion fund are determined at the discretion of it directors. The Company allocated $1,022,350 to the reserve fund during the three months ended September 30, 2014 which recorded in retained earnings.

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

19.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

 For the three months ended September 30, 2014 and 2013, operating expenses consisted of the following:

	The three months ended September 30, 2014	The three months ended September 30, 2013
Sales Commissions	$ 23,695,099	$ 25,036,380
Advertising expense	763	101,280
Audit fees and other professional expenses	35,000	27,628
Depreciation and amortization	742,657	713,560
Staff costs (salary &welfare)	394,938	517,980
Research and development cost	-	39,047
Other operating expenses	1,328,548	1,518,174
Total Operating expenses	$ 26,197,005	$ 27,954,049

20.

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

The Company’s only income producing activities are in the PRC. The statutory corporation income tax rate in the PRC is 25%, which is approximately equal to the effective income tax rate that the Company expects to use when recording income tax expense for financial reporting purposes for the year ending June 30, 2015. Accordingly, the Company is recording a tax provision at interim reporting dates for taxable income earned in the PRC using the effective rate expected to be in effect for the year ending June 30, 2015.

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

22.

SUBSEQUENT EVENTS

In October 2014, convertible notes with an aggregate face amount of $298,886 and accrued interest of $41,016 were converted into 169,951 shares of Common Stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our unaudited condensed consolidated financial statements for the three months ended September 30, 2014, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

Three of Bohai’s lead products, Tongbi Capsules and Tablets and Lung Nourishing Syrup, are eligible for reimbursement under China’s National Medical Insurance Program (“NRDL”), which we believe significantly increases the marketability of these products. In addition to these lead products, three of our current products and five of our formulas we acquired in 2010 are eligible for NRDL reimbursement. In addition, Bohai’s Lung Nourishing Syrup was included in the new national Essential Drugs List (“EDL”) issued by the Ministry of Health of China on March 15, 2013. The new EDL superseded its previous version formerly issued in 2009 and became effective on May 1, 2013. In addition to Lung Nourishing Syrup, we have another product, Fangfengtongsheng Granule, and four of its previously acquired formulas, which was listed in the 2009 version and are again included in the new EDL. Inclusion on either the EDL or NRDL allows for up to 100% insurance coverage by the Chinese government. YantaiTianzheng owns five prescription products approved by the State Food and Drug Administration of China (“SFDA”) and currently manufactures four of such products. Among Yantai Tianzheng’s products, Fangfengtongsheng Granule has an exclusive status and is on the EDL and NDRL. Zhengxintai Capsule has renewed its protective status to August 2017 and is currently on the NDRL.

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

On May 5, 2014, Bohai has relocated its manufacturing facilities to YantaiTianzheng in Laishan. As of September 30, 2014, our headquarters, Bohai’s manufacturing facility and Yantai Tianzheng’s manufacturing facilities are all located in Laishan.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Sales of Key Products

Our top selling products as a percentage of total net revenue consist of the following:

	For the three months ended September 30,
	2014	2013
Tongbi Capsules	22.1%	29.7%
Fangfengtongsheng Granule	40.1%	22.7%
Tongbi Tablets	3.7%	15.6%
Zhengxintai Capsule	0.6%	14.9%
Lung Nourishing Syrup	32.9%	14.4%
Other Products	0.7%	2.7%
Total Sales	100%	100%

We expect that a significant portion of our future revenue will continue to be derived from sales of our top five products.

We held the Certificates of Protected Variety of Traditional Chinese Medicine (Grade Two) issued by the SFDA for Tongbi Capsules and Anti-flu Granules which gave us exclusive or near-exclusive rights to manufacture and distribute these two medicines. Tongbi Capsules’ certificates expired in September 2009. We filed an application for extending the protection period on March 12, 2009 and received certification extension until September 13, 2016. Lung Nourishing Syrup received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on September 12, 2027. Tongbi Capsule and Tongbi Tablet received a patent with duration of 20 years from the State Intellectual Property Office of the PRC and the patent will expire on May 5, 2032.

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

Operating Results

Comparison of the three months ended September 30, 2014 and 2013

Net Revenues

Net revenues are comprised of sales of 11 traditional Chinese medicines (corresponding to 7 drug formulas) in China during the three months ended September 30, 2014. We previously sold 20 medicines (corresponding to 16 drug formulas) following our acquisition of YantaiTianzheng on August 8, 2012, but have made the strategic choice to narrow our focus to our top 11 products (corresponding to 7 drug formulas). Net revenues for the three months ended September 30, 2014 increased by $3,853,685, or 7.6%, to $54,742,745 as compared to $50,889,060 for the three months ended September 30, 2013. Net revenues were $32,486,210 and $22,256,535 for Bohai and YantaiTianzheng, respectively, for the three months ended September 30, 2014. Net revenues were $31,793,560 and $19,095,500 for Bohai and YantaiTianzheng, respectively, for the three months ended September 30, 2013.

The increase in Bohai’s revenue was primarily due to a 5.5% net increase in revenues from three leading drug formulas in Bohai: Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets, which together accounted for over 98.9% of our total net revenues for Bohai for the three months ended September 30, 2014. Lung Nourishing Syrup, Tongbi Capsules, and Tongbi Tablets together accounted for 95.6% of our total net revenues for Bohai for the three months ended September 30, 2013. All of our lead products from Bohai are listed for coverage and reimbursement under national medical insurance program starting in December 2009.

The increase in Tianzheng’s revenue was primarily due to a net increase of 16.5% in revenue derived from two leading drug formulas in Tianzheng: Zhengxintai Capsule and Fangfengtongsheng Granule.

The increase in our revenue is primarily due to increase in market demand for our key products that are included in the government’s essential drug list. The government encourages hospital and doctors to prescribe essential drugs to patients.

The sale of our prescription drug products for the three months ended September 30, 2014 represented 67% of total net revenue compared to 83% for the same period in last year.

Cost of Revenues

Cost of revenues is comprised of raw material costs, labor cost, overhead costs associated with the manufacturing processes and related expenses which are directly attributable to our revenues. Our cost of revenues for the three months ended September 30, 2014 was $15,533,884 as compared to $11,707,654 for the three months ended September 30, 2013, representing an increase of $3,826,230, or 32.7%. Cost of revenues were $9,509,300 and $6,024,584 for Bohai and YantaiTianzheng, respectively, for the three months ended September 30, 2014. Cost of revenues were$6,903,772 and $4,803,882 for Bohai and YantaiTianzheng, respectively, for the three months ended September 30, 2013. The increase in cost of revenues for the three months ended September 30, 2014, compared to the same period in 2013, was mainly due to change of product mix and due to an increase in total costs of raw materials, labor, and overhead as a result of an increase in overall sales.

Gross Profit

Gross profit represents the difference between net revenues and cost of revenues. We achieved gross profit of $39,208,861 for the three months ended September 30, 2014, as compared to $39,181,406 for the same period in 2013, representing an increase of $27,455, or 0.1%, over the same period in 2013. The increase of the gross profit is mainly due to increased revenues offset by increased costs of revenues.

Our overall gross profit margins as a percentage of net revenues increased by approximately 5.4% from 77.0% to 71.6% in the three months ended September 30, 2014, as compared to the same period in 2013.

Operating Expenses

Our operating expenses decreased by $1,757,044, or 6.3%, to $26,197,005, for the three months ended September 30, 2014, as compared to $27,954,049 for the same fiscal period in 2013. The overall decrease in selling, general, and administrative expenses was mainly due to decreased sales commissions and decreased staff cost which is decided by collection of accounts receivable. The percentage of operating expenses to net revenues was 47.9% and 54.9% for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of 7.1% as a percentage of net revenues.

Sales commissions decreased by $1,341,281, or 5.4%, to $23,695,099 for the three months ended September 30, 2014, as compared to $25,036,380 for the same fiscal period in 2013. Sales commissions accounted for 43.3% and 49.2% of the net revenue for the three months ended September 30, 2014 and 2013, respectively. The decrease in commission is due to decreased collection of accounts receivable resulting during the three months ended September 30, 2014 compared to the same period last year.

Depreciation and amortization expenses in operating expenses increased by $29,097, or 4%, to $742,657 for the three months ended September 30, 2014, as compared to $713,560 for the same fiscal period in 2013.

Total Other Income (Expenses)

Total other expenses comprised of interest income (expenses), and other income (expenses). Total other expenses were $380,786 for the three months ended September 30, 2014 compared to total other expenses of $385,613 for the period ended September 30, 2013, a decrease of total net other expenses of $4,827. The decrease in total other expenses were principally due to an increase of $74,981 for interest expense, offset by increased other income of $54,225 and increased interest income of $25,583. The increase of interest expenses was mainly due to increased notes payable for the three months ended September 30, 2014 compared to the same period last year.

On June 30, 2012, our Chinese operating subsidiary Bohai determined it was unable to convert a sufficient number of RMB needed to repay the notes issued to certain accredited investors on their original maturity date of January 5, 2012. As a result, we entered into a series of amendments to the notes with Euro Pacific, as representative of the investors, to extend to the maturity date and increase the interest rate on the notes. Pursuant to the most recent amendment, the maturity date of the notes was extended April 5, 2016 and among other things, that (i) the interest of the convertible notes will cease to accrue as of the date of the Fifth Amendment (the “Effective Date”), (ii) any accrued and unpaid interest as of the Effective Date in an aggregate amount of up to $1,000,000 (unless otherwise converted to our common stock pursuant to Section 5 of the Notes) will be paid by cash as soon as practicable after the date of consummation of a financing by us conducted in the U.S. with net proceeds to us of at least $5 million, and (iii) in the event that the volume weighted average public trading price (as reported by Bloomberg Financial Markets) of our common stock exceeds $2.50 for 20 consecutive trading days (the “Trading Period”) with a daily average volume of 30,000 shares over such Trading Period, we will have the right, upon notice to the Investor Representative, to require mandatory conversion of the entire outstanding principal amount (including any accrued but unpaid interest) due thereunder into shares of common stock at a conversion price of $2.00 per share. In October 2013, the Company paid $400,000 towards the principal. In March 2014, the Company paid $446,450 towards the principal. In May and June 2014, the Company issued 103,629 shares common stock and reduced $182,250 towards the principal and $25,000 toward the accrued interest. In July and August 2014, the Company issued 1,284,571 shares common stock and reduced $2,219,777 towards the principal and $349,365 toward the accrued interest. The outstanding balance of the notes amounted to $5,216,023 and $7,435,800 as of September 30, 2014 and June 30, 2014, respectively.

Provision for Income Tax

Our provision for income taxes for the three months ended September 30, 2014 and 2013 were $3,287,014 and $2,754,013, an increase of $533,001, or 19.4%, for the three months ended September 30, 2014 over the same period last year. The increase in provision for income tax was mainly due to the increase of taxable income. The effective income tax rates were 26% and 25% for the three months ended September 30, 2014 and 2013, respectively.

Net Income

We had a net income of $9,344,056 for the three months ended September 30, 2014, as compared to net income of $8,087,731 for the three months ended September 30, 2013, an increase in net income of $1,256,325, or 15.5%. This translates into basic earnings per common share of $0.50 and $0.45, and diluted earnings per common share of $0.48 and $0.38, for the three months ended September 30, 2014 and 2013, respectively. The increase in net income was primarily attributable to an increase in total gross profit of $27,454 and a decrease in operating expenses of $1,757,044 in the three months ended September 30, 2014 compared to the same period in 2013.

Net income margin was 17.1% for the three months ended September 30, 2014 as compared to net income margin 15.9% for the same period last year, an increase of 1.2%. The increase was mainly due to the decreased selling and general and administrative expenses decreased other expense and the increase of gross income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for working capital. As of September 30, 2014, we had cash and cash equivalents of $27,138,153 and restricted cash of $22,375,805, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the three months ended September 30,
	2014	2013
Net cash provided by operating activities	$ 6,485,538	$ 7,784,583
Net cash used in investing activities	(2,663,673)	(5,080,749)
Net cash provided by (used in) financing activities	(179)	4,865,107
Effect of foreign currency translation on cash and cash equivalents	7,752	(75,139)
Net increase in cash and cash equivalents	$ 3,819,438	$ 7,493,802

Net Cash Provided By Operating Activities

Net cash provided by operating activities totaled $6,485,538 for the three months ended September 30, 2014 as compared to net cash provided by operating activities of $7,784,583 for the three months ended September 30, 2013. The decrease in net cash provided by operating activities, for the three months ended September 30, 2014 compared to the same period 2013, was primarily due to increased prepaid expenses and other current assets of $7.3 million, and increased accrued liabilities of $3.7 million, offset by increased net income of $1.3 million, increased depreciation and amortization of $1.4 million, decreased purchase of inventories of $1.2 million, and less increase of $6.0 million in accounts receivables.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2,663,673 for the three months ended September 30, 2014 as compared to net cash used in investing activities of $5,080,749 for the three months ended September 30, 2013. The net decrease in cash used in investing activities was mainly due to less cash payment of approximately $5.0 million made for our YantaiTianzheng acquisition, offset by more cash payment of approximately $2.4 million for property, plant and equipment acquisition, more cash payment of approximately $0.1 million for deposit for property, plant and equipment deposits during the three months ended September 30, 2014 compared to the same period in 2013.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities totaled $179 for the three months ended September 30, 2014 as compared to net cash provided by financing activities of $4,865,107 for the same period in 2013. The reason for the decrease in cash provided by financing activities was mainly due to more net payments from short-term loan of $4.9 million during the three months ended September 30, 2014 compared to the same period in 2013. The short-term loan and note payable credit facility are all following the execution of third party guaranty arrangements.

Cash Position

As of September 30, 2014, we had cash of $27,138,153 as compared to $23,308,715 as of June 30, 2014, an increase of $3,829,438.

We believe that we can meet our liquidity and capital requirements for our ongoing operations from our currently available working capital and maintain our operations at our current levels.

However, during the current fiscal year and thereafter, we will require cash to meet certain obligations described under “Obligations under Material Contracts” below, in particular the payment of the principal and interest on our convertible notes for which the principal amount of $5,216,023 was not paid as of the date of this report.

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, we consider our use of estimates, accounts receivable, revenue recognition, inventories, property plant and equipment, intangible assets and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing our condensed consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2014.

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

Obligations under Material Contracts

The following table summarizes our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 years	6 Years+
Convertible notes	$ 5,216,023	$ -	$ 5,216,023	$ -	$ -
Construction payable	-	-		-	-
Total Contractual Obligations:	$ 5,216,023	$ -	$ 5,216,023	$ -	$ -

Other than discussed above, there are no other foreseeable material commitments or contingencies as of September 30, 2014.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) during the three months ended September 30, 2014. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the quarterly period covered by this report, our management conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), the term disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, to allow timely decisions regarding required disclosures.

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

The significant deficiencies identified by our management continue to be as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the SEC on October 14, 2014, as amended. As a result, our management and board of directors are continuing to evaluate our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such significant deficiencies.

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

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bohai Pharmaceuticals Group, Inc.

November 14, 2014	By:	/s/ Hongwei Qu
Hongwei Qu Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)