Form 10-K/A
period 2014-06-30
Bohai Pharmaceuticals Group, Inc.
filed 2014-11-25
CIK 1443242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Bohai Pharmaceuticals Group, Inc.

Annual Report on Form 10-K for the

Fiscal Year Ended June 30, 2014

Explanatory Note

Bohai Pharmaceuticals Group, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 28, 2014, as amended on October 21, 2014(the “Form 10-K”), to remove the unexecuted audit report of Marcum Bernstein & Pinchuk LLP (“Marcum”) for the fiscal year ended June 30, 2013 included in the Form 10-K, and to label the financial statements for the fiscal year ended June 30, 2013 as unaudited.

Other than the changes as discussed above, no other changes have been made to the Form 10-K. This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

	High	Low
2013 by Quarter
July 1, 2012 - September 30, 2012	$0.85	$0.51
October 1, 2012 - December 31, 2012	$0.80	$0.41
January, 2013 - March 31, 2013	$0.71	$0.40
April 1, 2013 - June 30, 2014	$0.68	$0.41

2014 by Quarter
July 1, 2013 - September 30, 2013	$0.51	$0.40
October 1, 2013 - December 31, 2013	$0.54	$0.20
January, 2014 - March 31, 2014	$0.88	$0.36
April 1, 2014 - June 30, 2014	$1.94	$0.70

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

Summary of Cash Flow Statements

	For the years ended June 30,
	2014	2013 (unaudited)
Net cash provided by operating activities	$25,006,067	$20,563,149
Net cash used in investing activities	(11,088,492)	(37,503,032)
Net cash provided by financing activities	4,039,163	5,127,824
Effect of foreign currency translation on cash and cash equivalents	(1,595,995)	373,743
Net increase (decrease) in cash and cash equivalents	$16,360,743	$(11,438,316)

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

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2014	June 30, 2013 (unaudited)
Total current assets*	$83,930,195	$58,857,580
Total assets*	154,570,385	130,683,952
Total current liabilities**	28,442,197	24,065,824
Total liabilities**	$32,438,616	$27,729,581

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

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013 (unaudited)	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of June 30, 2014	$-

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The year ended June 30, 2014	The year ended June 30, 2013 (unaudited)
Period end US$: RMB exchange rate	6.1565	6.1807
Average periodic US$: RMB exchange rate	6.1438	6.2767

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

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 Years	4-5 years	6 Years+
Convertible notes	$7,435,800	$-	$7,435,800	$-	$-
Construction payable	2,446,560	2,446,560		-	-
Total Contractual Obligations:	$9,882,360	$2,446,560	$7,435,800	$-	$-

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Parker Randall CF (H.K.) CPA Limited, our independent registered public accounting firm, are set forth on pages F-1 through F -26 of this Annual Report.

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

	June 2013		June 2014
	Marcum Bernstein &Pinchuk, LLP	Parker Randall CF (H.K.) CPA Limited	Marcum Bernstein &Pinchuk, LLP
Audit Fees	$128,150	$	$108,641
Audit Related Fees	-		-
Tax Fees	3,000		6,000
All Other Fees	-		-
TOTAL	$131,150	$	$114,641

Part IV

Item 15.  Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated January 5, 2010, by and among the Company, Chance High and Shareholders of Chance High (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Bylaws of the Company (3)

3.3	Certificate of Amendment to Articles of Incorporation (4)

3.4	Articles of Merger and Agreement and Plan of Merger as filed with the Secretary of State of Nevada on January 29, 2010 (5)

4.1	Form of Note issued to the Investors in the Private Placement, dated January 5, 2010 (1)

4.2	Form of Warrant issued to the Investors in the Private Placement, dated January 5, 2010 (1)

4.3	Form of Placement Agent Warrant issued to affiliates of Euro Pacific Capital, Inc. and to Chardan Capital Markets, LLC, dated January 5, 2010 (1)

4.4	Amendment No. 1 to the Note, dated December 31, 2011 (12)

4.5	Amendment No. 2 to the Note, dated May 15, 2012 (13)

4.6	Amendment No. 3 to the Note, dated June 27, 2012 (14)

4.7	Amendment No. 4 to the Note, dated December 6, 2012 (15)

4.8	Amendment No. 5 to the Note, dated April 21, 2014 (16)

10.1	Securities Purchase Agreement, dated January 5, 2010, by and among the Company, the Investors in the Private Placement and Euro Pacific Capital, Inc. as representative of the Investors (1)

10.2	Registration Rights Agreement, dated January 5, 2010, by and among the Company and the Investors in the Private Placement (1)

10.3	Securities Escrow Agreement, dated January 5, 2010, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, Glory Period Limited and Escrow, LLC, as escrow agent (1)

10.4	Closing Escrow Agreement, dated December 10, 2009, by and among the Company, Euro Pacific Capital, Inc., as representative of the Investors, and Escrow, LLC, as escrow agent (1)

10.5	Form of Independent Director Agreement and Indemnify Agreement (6)

10.6	Unofficial English Translation of the Intangible Assets Transfer Agreement, dated December 9, 2010, by and between the Company and Shandong Daxin Microbiology Pharmaceutical Industry Co., Ltd. (7)

10.7	Form of Subscription Agreement for the Company’s Regulation S financing (8)

10.8	Termination Agreement dated and entered into effective for all purposes as of March 30, 2011, by and between the Company and Euro Pacific Capital, Inc., as investor representative. (9)

10.9	Unofficial English Translation of Share Purchase Agreement, dated as of August 8, 2011 among WOFE II, Mr. Jiangbo Chi, Ms. Shulian Wang and Mr. Bohai Yu. (10)

21.1	Subsidiaries of the Registrant *

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. +

32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. +

99.1	Unofficial English translation of Consulting Services Agreement, dated December 7, 2009, between Bohai and the WOFE (1)

99.2	Unofficial English translation of Operating Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)

99.3	Unofficial English translation of Voting Rights Proxy Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)

99.4	Unofficial English translation of Equity Pledge Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)

99.5	Unofficial English translation of Option Agreement, dated December 7, 2009, by and among Bohai, its Shareholders and the WOFE (1)

99.6	Unofficial English translation of Call Option Agreement dated December 7, 2009 (1)

*                        Previously filed with the Form 10-K filed on October 14, 2014

+                        Filed herewith

(1)	Incorporated by reference to the Company’s Current Report of Form 8-K, filed on January 11, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement of Form S-1 (File Number 333-153102), filed on August 20, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2011.

(11)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-1, filed on June 1, 2010.

(12)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2012.

(13)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2012.

(14)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 28, 2012.

(15)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

(16)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bohai Pharmaceuticals Group, Inc.

We have audited the accompanying consolidated balance sheets of Bohai Pharmaceuticals Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Parker Randall CF (H.K.) CPA Limited

Hong Kong
October 14, 2014

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013(unaudited)
ASSETS
Current assets:
Cash	$23,308,715	$6,947,972
Restricted cash	12,623,467	12,574,051
Accounts receivable	41,647,165	38,716,023
Inventories	4,500,987	2,781,734
Prepaid expenses and other current assets	538,356	499,231
Total current assets	82,618,690	61,519,011

Non-current assets:
Property, plant and equipment, net	21,128,489	17,678,453
Prepayment for property, plant and equipment	275,334	1,112,873
Intangible assets - pharmaceutical formulas	14,164,630	14,109,169
Long term prepayments - land use right, net	37,618,340	37,863,464
Other intangible assets, net	23,738,108	28,139,219
Goodwill	5,222,658	5,202,209
Total non-current assets	102,147,559	104,105,387

TOTAL ASSETS	$184,766,249	$165,624,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	9,745,795	9,707,638
Convertible notes, net	0	8,464,500
Short-term loan, net	4,872,899	0
Accounts payable	6,107,200	5,081,913
Accrued expenses	15,718,565	12,185,615
Land use right payable	0	6,471,759
Income taxes payable	3,085,929	2,222,476
Due to Related Party	55,626	52,830
Total current liabilities	39,586,014	44,186,731

Non-current liabilities:
Acquisition purchase price payable - non-current portion	0	5,000,000
Convertible notes, net	7,435,800	0
Deferred tax liability	8,143,826	8,048,113
Total non-current liabilities	15,579,626	13,048,113

TOTAL LIABILITIES	55,165,640	57,234,844

COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

STOCKHOLDERS' EQUITY
Common stock , $0.001 par value, 150,000,000 shares authorized, 17,964,714 and 17,861,085 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	17,965	17,861
Additional paid-in capital	24,822,499	24,615,353
Accumulated other comprehensive income	8,114,171	8,999,581
Retained earnings	96,645,974	74,756,759
Total stockholders’ equity	129,600,609	108,389,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,766,249	$165,624,398

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2014	2013 (unaudited)
Net revenues	$175,086,238	$151,792,917

Cost of revenues	42,376,170	37,196,569

Gross profit	132,710,068	114,596,348

Operating expenses:
Selling, general and administrative	97,757,372	83,416,640
Impairment Charge - drug formula	0	1,688,486
Depreciation and amortization	2,541,351	2,613,040

Total operating expenses	100,298,723	87,718,166

Income from operations	32,411,345	26,878,182

Other income (expenses):
Interest income	183,974	38,712
Interest expense	(2,286,707)	(1,967,527)
Other (expenses)	1,246,732	(16,795)
Change in fair value of derivative liabilities	0	1,211,236

Total other (expenses)	(856,001)	(734,374)

Income before provision for income taxes	31,555,344	26,143,808

Provision for income taxes	(9,666,129)	(7,020,291)

Net income	21,889,215	$19,123,517

Comprehensive income
Net income	21,889,215	19,123,517
Other comprehensive income
Unrealized foreign currency translation loss	(885,410)	2,763,505
Comprehensive income	$21,003,805	$21,887,022

Net income per common share
Basic	$1.22	$1.07
Diluted	$1.02	$0.91

Weighted average common shares outstanding
Basic	17,964,714	17,861,085
Diluted	21,983,541	22,093,335

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained Earnings	Total Stockholders’Equity

Balance at June 30, 2012	17,861,085	$17,861	$24,615,353	$6,236,076	$55,633,242	$86,502,532

Foreign currency translation adjustment	-	-	-	2,763,505	-	2,763,505
Net income	-	-	-	-	19,123,517	19,123,517

Balance at June 30, 2013 (unaudited)	17,861,085	17,861	24,615,353	8,999,581	74,756,759	$108,389,554

Stock Conversion	103,629	104	207,146	-	-	207,250
Foreign currency translation adjustment	-	-	-	(885,410)	-	(885,410)
Net income	-	-	-	-	21,889,215	21,889,215

Balance at June 30, 2014	17,964,714	$17,965	$24,822,499	$8,114,171	$96,645,974	$129,600,609

See accompanying notes to the consolidated financial statements

BOHAI PHARMACEUTICALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013 (Unaudited)
Cash flows from operating activities:
Net income	$21,889,215	$19,123,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,523,567	5,359,502
Impairment loss on intangible assets - pharmaceutical formulas	0	1,688,486
Loss on disposal of property, plant and equipment	(196,780)	0
Change in fair value of warrants	0	(1,211,236)
Convertible notes conversion	240,984	0
Deferred income taxes	64,210	(285,138)

Changes in operating assets and liabilities:
Accounts receivable	(2,784,702)	(8,275,584)
Prepaid expenses and other current assets	359,833	393,371
Inventories	(1,711,849)	1,079,465
Accounts payable	1,099,540	1,650,110
Accrued liabilities	(334,434)	1,205,007
Income taxes payable	856,483	(164,351)
Net cash provided by operating activities	25,006,067	20,563,149

Cash flows used in investing activities:
Purchases of property, plant and equipment	(460,387)	(3,959,698)
Land use rights payments	(6,471,759)	(12,745,551)
Property, plant and equipment deposits	843,654	(497,783)
Cash paid for acquisition of business	(5,000,000)	(20,300,000)
Net cash used in investing activities	(11,088,492)	(37,503,032)

Cash flows from financing activities:
Proceeds from short-term loan	4,882,972	0
Proceeds from notes payable	9,765,943	9,559,163
Repayment of notes payable	(9,765,943)	0
Borrowing from related party	4,378	16,059
Repayment to related party	(1,737)	0
Repayment of convertible notes	(846,450)	(1,571,500)
Deposit of restricted cash-note payable	4,882,971	(4,779,582)
Release of restricted cash-note payable	(4,882,971)	0
Deposit of restricted cash-convertible note escrow deposit	137,773	(2,697,345)
Release of restricted cash-convertible note escrow deposit	(137,773)	4,601,029
Net cash flows provided by financing activities	4,039,163	5,127,824

Effect of foreign currency translation on cash and cash equivalents	(1,595,995)	373,743
Net increase in cash and cash equivalents	16,360,743	(11,438,316)
Cash and cash equivalents at beginning of period	6,947,972	18,386,288
Cash and cash equivalents at end of period	$23,308,715	$6,947,972

Cash paid during the period for:
Interest	$769,358	$1,363,164
Income taxes	$8,658,958	$7,469,786

Supplemental cash flow information
Non-cash investing and financing activities:
Land use right liability	$0	$6,471,759
Acquisition liability	$0	$5,000,000
PPE non-cash assuming liability	$3,889,955	$2,279,869

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

The carrying amount and classification of Bohai’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2014	June 30, 2013 (unaudited)
Total current assets*	$83,930,195	$58,857,580
Total assets*	154,570,385	130,683,952
Total current liabilities**	28,442,197	24,065,824
Total liabilities**	$32,438,616	$27,729,581

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

Liabilities:

Balance of warrant liabilities as of June 30, 2012	$1,211,236
Change in the fair value of warrant liabilities	(1,211,236)
Balance of warrant liabilities as of June 30, 2013 (unaudited)	-
Change in the fair value of warrant liabilities	-
Balance of warrant liabilities as of June 30, 2014	$-

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	The year ended June 30, 2014	The year ended June 30, 2013 (unaudited)
Period end US$: RMB exchange rate	6.1565	6.1807
Average periodic US$: RMB exchange rate	6.1438	6.2767

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

4.	INVENTORIES

Inventories consist of the following:

	June 30, 2014	June 30, 2013 (unaudited)
Raw materials	2,231,226	$1,415,071
Work in progress	1,334,451	840,954
Finished goods	935,310	525,709
Total inventories	$4,500,987	$2,781,734

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2014	June 30, 2013 (unaudited)
Buildings	$13,913,970	$9,121,541
Plant equipment	11,309,330	8,548,658
Office equipment	438,850	250,339
Motor vehicles	283,648	291,784
Total	25,945,798	18,212,322

Less: accumulated depreciation	(4,823,270)	(2,827,442)
Construction in progress	5,961	2,293,573

Property, plant and equipment, net	$21,128,489	$17,678,453

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

Pharmaceutical formulas with indefinite lives consist of the following:

	June 30, 2014	June 30, 2013 (unaudited)
Pharmaceutical formulas, without amortization, net of impairment	$14,164,630	$14,109,169

7.	INTANGIBLE ASSETS - LAND USE RIGHTS, NET

	June 30, 2014	June 30, 2013 (unaudited)
Land use rights, at cost	$40,251,014	$40,093,414
Less: Accumulated amortization	(2,632,674)	(2,229,950)
Intangible assets – land use rights, net	$37,618,340	$37,863,464

The Company acquired a new land use right for 266,668 square meters on November 5, 2012. The Company was granted the right to use the land for a period of 50 years at a cost of approximately $19.44 million (RMB 120,000,000). As of June 30, 2014, the Company had made full payments of $19.44 million (RMB 120,000,000) through four installments:

Installment	Payment date	Amount in USD
First	11/30/2012	$3,235,879
Second	12/31/2012	3,235,879
Third	6/30/2013	6,471,759
Fourth	12/31/2013	6,497,199
Total		$19,440,716

There is no private ownership of land in the PRC. All land is owned by the government, which grants land use rights for specified periods of time. Amortization expense for land use rights amounted to $857,924 and $685,524 for the years ended June 30, 2014 and 2013, respectively.

Amortization is calculated over a period of 30 - 50 years.

Amortization of land use rights for fiscal years ending subsequent to June 30, 2014 is as follows:

Amortization
FY 2015	$830,867
2016	830,867
2017	830,867
2018	830,867
2019	830,867
Thereafter	33,464,005
Total	$37,618,340

8.	OTHER INTANGIBLE ASSETS, NET

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

Other intangible assets at June 30, 2014 consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug Formulas	Total

Cost	$14,856,818	$10,381,061	$10,372,025	$35,609,904
Accumulated Amortization	(5,674,003)	(3,928,913)	(2,268,880)	(11,871,796)
Net carrying amount	$9,182,815	$6,452,148	$8,103,145	$23,738,108

Other intangible assets at June 30, 2013 (unaudited) consist of the following:

	Customer Relationships	Yantai Tianzheng Drug Formulas	Defensive Drug formulas	Total

Cost	$14,798,647	$10,340,415	$10,331,414	$35,470,476
Accumulated Amortization	(3,767,858)	(2,594,829)	(968,570)	(7,331,257)
Net carrying amount	$11,030,789	$7,745,586	$9,362,844	$28,139,219

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

Amortization expense for fiscal years ending subsequent to June 30, 2014 is as follows:

Amortization
2015	$4,503,005
2016	4,503,005
2017	4,503,005
2018	4,503,005
2019	4,105,457
Thereafter	1,620,631
Total	$23,738,108

9.	GOODWILL

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

10.	ACCRUED EXPENSES

Accrued expense consists of the following:

	June 30, 2014	June 30, 2013 (unaudited)

Sales representatives commission and expenses	$5,879,162	$4,731,442
Other payable for PPE	3,889,955	2,279,869
Other accrued expense	741,129	1,596,636
Other taxes payable	2,380,031	2,185,328
Accrued Interest expenses	2,372,625	1,117,527
Compensation and related cost	455,663	274,813
Total	$15,718,565	$12,185,615

11.	DUE TO RELATED PARTY

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
$2,831,950

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

(b)Supplier Concentrations

We have the following concentrations of business with each supplier constituting greater than 10 % of the Company’s purchases of raw materials or other supplies:

	The year ended June 30, 2014	The year ended June 30, 2013 (unaudited)
Shandong Yantai Medicine Procurement and Supply Station	23.87%	29.00%
Shandong Shuntianyi Chinese Herbal Medicine Co., Ltd	23.27%	*	%

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

At June 30, 2014 and June 30, 2013, the Company’s cash balances by geographic area were as follows:

	June 30, 2014		June 30, 2013 (unaudited)
Country:
BVI(Chance High)	$23,940	0.10%	$28,331	0.41%
China	23,284,775	99.90%	6,919,641	99.59%
Total cash and cash equivalents	$23,308,715	100%	$6,947,972	100%

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

	The year ended June 30, 2014	The year ended June 30, 2013 (unaudited)

Net Income available to common stockholders - basic	$21,889,215	$19,123,517
Interest on convertible notes	582,756	801,946
Net Income available for common shareholders - diluted	$22,471,971	$19,925,463

Weighted average number of common shares outstanding - basic	17,964,714	17,861,085
Common shares if converted from Convertible Debt	4,018,827	4,232,250
Weighted average number of common shares outstanding - diluted	21,983,541	22,093,335

Earnings per share:
Basic	$1.22	$1.07
Diluted	$1.02	$0.90

18.	STOCK OPTIONS

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

The following table summarizes the weighted average remaining contractual life and exercise price of our outstanding options as of June 30, 2014:

Options Outstanding
Exercise Price	Number Outstanding at June 30, 2013 (unaudited)	Number Outstanding Currently Exercisable at June 30, 2013 (unaudited)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options currently exercisable

$2.00	32,000	32,000	1.39	$2.00

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

A summary of our stock option activity as of June 30, 2014, and changes during the years ended June 30, 2014 and 2013 is presented in the following table:

	Option Shares	Vested Shares	Exercise Price per Common Stock Range
Balance, June 30, 2012	-	-	$-
Granted or vested during the year ended June 30, 2013 (unaudited)	32,000	32,000	2.00
Exercised during the year ended June 30, 2013 (unaudited)	-	-	-
Expired during the year ended June 30, 2013 (unaudited)	-	-	-
Balance, June 30, 2013 (unaudited)	32,000	32,000	2.00
Granted or vested during the year ended June 30, 2014	-	-	-
Exercised during the year ended June 30, 2014	-	-	-
Expired during the year ended June 30, 2014	-	-	-
Balance, June 30, 2014	32,000	32,000	$2.00

19.	STOCKHOLDERS ’ EQUITY

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

The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

20.	OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

For the years ended June 30, 2014 and 2013, operating expenses consisted of the following:

	The year ended June 30, 2014	The year ended June 30, 2013 (unaudited)
Sales Commissions	$89,021,050	$75,414,664
Advertising expense	737,111	95,477
Audit fees and other professional expenses	323,660	230,150
Depreciation and amortization	2,541,351	2,613,040
Staff costs (salary &welfare)	2,705293	2,652,288
Research and development cost	244,149	7,980
Other operating expenses	4,726,109	5,016,081
Impairment of drug formula	-	1,688,486
Total Operating expenses	$100,298,723	$87,718,166

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

For the years ended June 30, 2014 and 2013, the provision for income taxes consisted of the following:

	Years Ended June 30,
	2014	2013
Current taxes
United States	$-	$-
PRC	9,070,128	7,305,429

Deferred taxes (benefit)
United States	(357,806)	(449,012)
PRC	596,001	(285,138)

Change in valuation allowance	357,806	449,012

Provision for Income Taxes	$9,666,129	$7,020,291

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

The table below summarizes the differences between the U.S. statutory federal rate and our effective tax rate as follows for the years ended June 30, 2014 and 2013:

	For the Years Ended June 30,
	2014	2013

Expected US tax at U.S. statutory rate	$10,728,817	$8,888,894
Foreign tax differential	(2,871,800)	(1,905,795)
Permanent differences and others	1,451,306	(411,820)
Change in valuation allowance	357,806	449,012
Provision for Income Taxes	$9,666,128	$7,020,291

Our deferred tax assets as of June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
Deferred tax assets:
NOL carryover	$2,877,560	$5,250,749
Stock compensation	0	86,200
Sub-total	2,877,560	5,336,949
Deferred tax liabilities:
Valuation allowance	(2,877,560)	(5,336,949)
Total	$-	$-

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of November, 2014.

Bohai Pharmaceuticals Group, Inc.

By:	/s/ Hongwei Qu
Name: Hongwei Qu
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hongwei Qu	Chief Executive Officer and Chairman	November 25, 2014
HongweiQu

/s/ Chengde Wang	Director	November 25, 2014
Chengde Wang

/s/ Thomas Tan	Director	November 25, 2014
Thomas Tan

75